Form 10-Q
period 1997-10-31
LETS TALK CELLULAR & WIRELESS INC
filed 1998-01-08
CIK 1044440

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-23351
                      LET'S TALK CELLULAR & WIRELESS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            FLORIDA                                         65-0292891
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                   Number)

         800 BRICKELL AVE., STE. 400
         MIAMI, FL 33131                                      33131
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (305) 358-8255
                                                   -----------------------------

--------------------------------------------------------------------------------
  (Former name, former address and fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock is 8,199,762 (as of January 6, 1998).

                      LET'S TALK CELLULAR & WIRELESS, INC.
                                      INDEX

                                                                                                    PAGE
                                                                                                    ----

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of October 31, 1997 (Unaudited)
         and July 31, 1997..........................................................................  3

         Condensed Consolidated Statements of Operations for the Three Months Ended
         October 31, 1997 and October 31, 1996 (Unaudited)..........................................  4

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended
         October 31, 1997 and October 31, 1996 (Unaudited)..........................................  5

         Notes to Condensed Consolidated Financial Statements (Unaudited)...........................  6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations.................................................................................  7

PART II - OTHER INFORMATION......................................................................... 12

         CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

                   In connection with the safe harbor provisions of the Private
          Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is
          hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) of the
          Company made by or on behalf of the Company herein or which are made orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to,"
          "will continue," "is anticipated," "plans," "intends," "estimated," projection"
          and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, risks and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such risks include, among others, the risks associated with rapid growth, competition, dependence on cellular and
          PCS carriers, customer turnover, technological change and inventory obsolescence.

                   The Company cautions that the risks described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement of the Company made by or on behalf of the Company.
          Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrences of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors. Further, management cannot assess the effect of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.



PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               JULY 31,             OCTOBER 31,
                                                                                 1997                 1997
                                                                              -----------         -----------
                                                                                                   (UNAUDITED)
                                    ASSETS
Current assets:
  Cash and cash equivalents.................................................. $ 1,080,014         $   378,903
  Accounts receivable, net...................................................   5,706,983           7,249,966
  Inventories................................................................   5,712,420           7,447,947
  Prepaid expenses...........................................................     265,859             275,182
  Income taxes receivable....................................................     291,099             225,541
  Other current assets.......................................................     600,385           1,464,293
  Deferred tax asset.........................................................     475,245             880,696
                                                                              -----------         -----------
          Total current assets...............................................  14,132,005          17,922,528
Property and equipment, net..................................................   5,296,743           6,541,056
Other assets, net............................................................   1,353,097           1,384,788
Intangible assets, net.......................................................  13,755,696          13,138,969
                                                                              -----------         -----------
          Total assets....................................................... $34,537,541         $38,987,341
                                                                              ===========         ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable..................................................... $ 6,583,542         $ 8,405,893
  Bank lines of credit.......................................................   1,023,285           3,890,051
  Accrued expenses...........................................................   3,120,493           3,628,583
  Loans payable to shareholders and officers.................................     258,100             258,100
  Current portion of bank term loans and obligations under capital leases....     732,195             868,070
  Deferred revenues..........................................................     693,038             695,349
  Customer deposits..........................................................     108,673              70,675
                                                                              -----------         -----------
          Total current liabilities..........................................  12,519,326          17,816,721
Bank term loans, less current portion........................................  12,350,000          12,075,000
Loans payable to shareholders and officers...................................   2,000,000           2,000,000
Obligation under capital lease, less current portion.........................      32,859              32,859
Other liabilities............................................................      72,808             396,466
Deferred tax liability.......................................................     952,596             780,949
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued
    and outstanding..........................................................          --                  --
  Common stock, $.01 par value, 50,000,000 shares authorized, 6,093,166 shares
    issued and outstanding...................................................      60,932              60,932
Additional paid-in capital...................................................   6,166,474           6,166,474
Retained earnings (accumulated deficit)......................................     382,546            (342,060)
                                                                              -----------         -----------
          Total common shareholders' equity..................................   6,609,952           5,885,346
                                                                              -----------         -----------
          Total liabilities and shareholders' equity......................... $34,537,541         $38,987,341
                                                                              ===========         ===========


                             See accompanying notes.

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED OCTOBER 31,
                                                                          ------------------------------
                                                                              1996               1997
                                                                          -----------         ----------
Net revenues:
  Retail sales..........................................................   $2,097,959         $5,748,532
  Activation commissions................................................    1,542,336          5,650,684
  Residual income.......................................................      323,352          2,417,896
  Wholesale sales.......................................................           --          8,098,778
                                                                           ----------         ----------
          Total net revenues............................................    3,963,647         21,915,890
Cost of sales...........................................................    1,740,443         13,819,040
                                                                           ----------         ----------
Gross profit............................................................    2,223,204          8,096,850
Operating expenses:
  Selling, general and administrative...................................    2,088,243          7,847,382
  Depreciation and amortization.........................................       69,719            264,032
  Amortization of intangible assets.....................................       40,000            616,726
                                                                           ----------         ----------
          Total operating expenses......................................    2,197,962          8,728,140
                                                                           ----------         ----------

Income (loss) from operations...........................................       25,242           (631,290)
Interest expense, net...................................................       38,557            498,713
                                                                           ----------         ----------

Loss before benefit for income taxes....................................      (13,315)        (1,130,003)
Benefit for income taxes................................................       (4,260)          (405,451)
                                                                           ----------         ----------

          Net loss......................................................       (9,055)          (724,552)
          Accretion of Series A Preferred Stock to redemption value ....       15,660                 --
                                                                           ----------         ----------

          Net loss applicable to common shareholders....................     $(24,715)         $(724,552)
                                                                           ==========         ==========

          Net loss per share applicable to common shareholders..........       $(0.00)             $(.12)
                                                                           ==========         ==========

Weighted average shares outstanding.....................................    6,093,168          6,093,168
                                                                           ==========         ==========


                             See accompanying notes.

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED OCTOBER 31,
                                                                           ---------------------------------
                                                                                1996                 1997
                                                                           ------------          -----------
OPERATING ACTIVITIES
Net loss.................................................................       $(9,055)          $(724,552)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization.........................................        69,719             264,032
   Amortization of intangible assets.....................................        40,000             616,726
   Amortization of deferred financing costs..............................         2,157              48,046
   Provision for activation adjustments and cancellation losses..........        25,000              60,735
   Deferred income taxes.................................................            --            (577,098)
Changes in operating assets and liabilities
      Accounts receivable................................................      (281,736)         (1,603,718)
      Inventories........................................................    (1,446,666)         (1,735,527)
      Prepaid expenses...................................................       (30,789)             (9,323)
      Other assets.......................................................        10,449            (943,699)
      Income tax receivable..............................................            --              65,558
      Trade accounts payable.............................................       706,866           1,822,351
      Accrued expenses...................................................        86,176             831,748
      Income taxes payable...............................................       (51,906)                 --
      Customer deposits..................................................       (28,312)            (37,998)
      Deferred revenues..................................................        10,096               2,311
                                                                           ------------          ----------
Net cash  used in operating activities...................................      (898,001)         (1,920,408)

INVESTING ACTIVITIES
Acquisition of Northpoint Cellular.......................................      (850,000)                 --
Purchases of property and equipment......................................      (870,515)         (1,508,344)
Increase in cash held in escrow..........................................     1,000,000                  --
                                                                           ------------          ----------
Net cash used in investing activities....................................      (720,515)         (1,508,344)

FINANCING ACTIVITIES
Net borrowings under bank lines of credit................................            --           2,866,766
Proceeds from bank term loan.............................................       568,333                  --
Payments on bank term loan and capital leases............................       (36,996)           (139,125)
                                                                           ------------          ----------
Net cash provided by financing activities................................       531,337           2,727,641
                                                                           ------------          ----------
Net decrease in cash and cash equivalents................................    (1,087,179)           (701,111)
Cash and cash equivalents at beginning of period.........................     1,357,172           1,080,014
                                                                           ------------          ----------
Cash and cash equivalents at end of period...............................      $269,993            $378,903
                                                                           ============          ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest...................................................       $44,192            $443,125
                                                                           ============          ==========
Cash paid for income taxes...............................................       $63,675             $85,693
                                                                           ============          ==========


                             See accompanying notes.

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1997
                                   (UNAUDITED)

1-SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements of Let's Talk Cellular & Wireless, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended July 31, 1997 which are included in the Registration Statement on Form S-1 (Registration No. 333-34595) which became effective on November 24, 1997. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended October 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 1998.

         The Company's stores have historically experienced, and the Company expects its stores to continue to experience, seasonal fluctuations in revenues with a larger percentage of revenues typically being realized in the second fiscal quarter during the holiday season. In addition, the Company's results during any fiscal period can be significantly affected by the timing of store openings and acquisitions and the integration of new and acquired stores into the Company's operations.

         Fiscal year references are to the respective fiscal year ended July 31.

2-LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS

         Net loss per share applicable to common shareholders is calculated using the weighted average number of common and common equivalent shares outstanding during the respective periods.

         If the Company were required to calculate earnings per share under Statement of Financial Accounting Standards No. 128, which is effective for periods after December 15, 1997, earnings per share for the first quarter of 1997 and 1998, respectively, would not have been materially different than the earnings per share reported in the accompanying condensed consolidated statements of operations.

 3-SUBSEQUENT EVENTS

         On December 1, 1997, the Company completed an initial public offering ("IPO") of its common stock. Prior to the closing of the IPO, and after giving effect to a stock split of 3.289 for 1 effected on October 20, 1997, the Company had outstanding 6,093,166 shares of common stock, exclusive of 106,596 shares issued immediately prior to the IPO upon exercise of warrants held by the bank lender to the Company.

         During the IPO, 2,337,245 shares of common stock were sold of which 2,000,000 shares were sold by the Company and 337,245 shares were sold by selling shareholders. The Company's net proceeds from the IPO were used to repay the bank term loans, reduce borrowings outstanding under the bank lines of credit, repay shareholders loans and fund the acquisitions of Cellular Unlimited Corp. and Cellular USA, Inc. As a result of the repayment of the bank term loans during the second quarter of fiscal 1998, the Company incurred a non-recurring charge to earnings of approximately $400,000, net of taxes.

         On December 1, 1997, the Company acquired substantially all of the assets of Cellular Unlimited Corp. for a cash purchase price of $2,055,000 and up to $225,000 in certain contingent payments in each of the six-month periods ending July 31, 1998, January 31, 1999 and July 31, 1999.

         Additionally, on December 17, 1997, the Company acquired all of the outstanding capital stock of Cellular USA, Inc. for a cash purchase price of $1,625,000 and up to an aggregate of $175,000 in certain contingent payments in 1998 and 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is the largest independent specialty retailer of cellular and wireless products, services and accessories in the United States, with 111 stores located in 13 states, the District of Columbia and Puerto Rico as of October 31, 1997. The Company's stores, located predominantly in regional shopping malls, seek to offer one-stop shopping for consumers to purchase cellular, personal communication systems ("PCS"), paging, internet, satellite, and other wireless products and services and related accessories. The Company is also a leading wholesaler of cellular and wireless products and accessories to more than 1,000 accounts, consisting primarily of distributors, carriers and small independent retailers. The Company's business strategy is to offer the most extensive assortment of wireless products and services at everyday low prices supported by knowledgeable customer service, through conveniently located and attractively designed stores.

         Since its inception in 1989 through June 1996, the Company had limited capital and opened 25 stores. In June 1996, the Company issued $3.3 million of Series A Preferred Stock to HIG (which has been converted into Common Stock) and accelerated its store expansion. During fiscal 1997, the Company added a net total of 68 stores, including five stores acquired from Peachtree Mobility in the Atlanta metropolitan area, and 19 stores from Telephone Warehouse, Inc., one of the largest AT&T cellular agents in the Southwest. During the three months ended October 31, 1997, the Company opened 18 stores.

         The Company presently plans to open a total of 65 to 75 new stores in fiscal 1998 and 80 to 100 new stores in fiscal 1999. To prepare for this expansion, during the past year management has been building the infrastructure necessary to support a rapidly growing chain of stores. The Company hired senior management, established a field structure of district managers, developed employee training programs, enhanced its financial controls and procedures and finalized standards of store design and visual presentation. The Company plans to continue its infrastructure investments, which could result in a material reduction in income from operations in the first half of fiscal 1998 compared with pro forma income from operations for the corresponding period in fiscal 1997. As the Company continues to expand through new store openings and acquisitions, it expects to leverage these investments and improve margins through economies of scale.

         The Company's revenues are generated principally from four sources:

                  (I) RETAIL SALES. The Company sells cellular and wireless products, such as phones, pagers and related accessories in the Company's retail outlets.

                  (II) ACTIVATION INCOME. The Company receives an activation commission from the applicable cellular carrier when a customer initially subscribes for the cellular carrier's service. The amount of the activation commission paid by cellular carriers is based upon various service plans offered by the carriers and is recognized by the Company at the time of sale. New subscription activation commissions are fully refundable if the subscriber cancels its subscription prior to completion of a minimum period of continuous active service (generally 180 days). Customers generally sign a service agreement with the Company that requires a customer deposit that is forfeited in the event of early cancellation. The Company then applies the customer's deposit to reduce or offset its resulting deactivation loss owed to the carrier. The Company accrues for estimated deactivation losses, net of cancellation fees, by creating a reserve against carrier accounts receivable.

                  (III) RESIDUAL INCOME. The Company receives monthly payments made by certain cellular carriers and pager customers. Cellular residual payments are based upon a percentage (usually 4-6%) of the customers' monthly service charges and are recognized as income when received. Pager residual payments are received on a monthly basis directly from pager customers for the pager airtime that the Company buys wholesale from paging carriers and then resells to individuals and small businesses.

                  (IV) WHOLESALE SALES. The Company began to wholesale cellular and wireless products when it acquired Telephone Warehouse in June 1997. The wholesale business typically has higher volumes and lower margins than the retail business, but provides the Company with greater purchasing power and additional distribution capabilities.

         Comparable stores sales include only stores owned and operated by the Company for at least 12 full months and are comprised of retail sales and activation commissions, as residual income is not allocated among stores.

         Historically, retail sales have accounted for most of the Company's net revenues. As sales of discounted and "free" cellular phones designed to attract new subscribers have increased significantly, the number of activations has increased and activation commissions have become increasingly significant to the Company's net revenues. The Company has recently made a strategic decision to accept increased activation commissions in connection with certain new carrier agreements in lieu of monthly residual payments to optimize cash flow and to facilitate the Company's growth strategy. As a result, management believes that activation commissions may account for an increased share of the Company's future net revenues relative to residual income.

         To date, the cost of wireless products has gradually decreased over time. With such lower costs, the Company typically has offered lower prices to attract more subscribers, which has increased its total activation commissions and contributed to gross profit improvements. Consequently, the Company believes that as prices of wireless products decrease they become more affordable to consumers, expanding the wireless communications market and creating an opportunity to attract new subscribers and increase activation income.

         The Company has developed two distinct mall-based store formats, free-standing kiosks and traditional "in-line" stores. The average capital expenditures for new kiosk and in-line locations approximate $34,000 and $94,000, respectively. The initial inventory for a new store approximates $32,000 for a kiosk and $47,000 for an in-line store. Management believes that the flexibility of the Company's kiosk and in-line store formats permits the Company to take advantage of the best available locations across a broad range of market areas. Pre-opening costs for new stores such as travel and the hiring and training of new employees are expensed as incurred and typically average $3,000 per store. In fiscal 1997, comparable stores generated average annual sales of approximately $500,000 (excluding two stores that generate substantially higher sales than other stores). Generally, the Company's new store sales reach normal operating levels after three months of operations.

         In connection with the offering and the repayment of bank indebtedness with a portion of the proceeds of the offering, the Company incurred a non-recurring charge to earnings of approximately $400,000, net of tax.

          In June 1997, the Company more than doubled the amount of its assets and previous twelve months' total net revenues by acquiring Telephone Warehouse. The accelerated amortization applied to the value of the residual income acquired in connection with the Telephone Warehouse acquisition is expected to have a significantly negative effect on net income for the next two fiscal years.

RESULTS OF OPERATIONS

QUARTER ENDED OCTOBER 31, 1997 COMPARED TO QUARTER ENDED OCTOBER 31, 1996

         TOTAL NET REVENUES increased $17.9 million to $21.9 million in the first quarter of fiscal 1998 from $4.0 million in the first quarter of fiscal 1997 due to increases in retail sales, activation commissions and residual income, and to the acquisition of Telephone Warehouse, Inc., and National Cellular Incorporated ("Telephone Warehouse"), on June 30, 1997 and the resulting inclusion of Telephone Warehouse's operations in the Company's consolidated revenues for the first quarter of fiscal 1998. Retail sales increased to $5.7 million from $2.1 million, activation commissions increased to $5.7 million from $1.5 million and residual income increased $2.1 million to $2.4 million from $320,000. Comparable store sales increased 10.6% and accounted for $382,000 or 2.2% of the increase in total net revenues. Sales relating to 52 new stores opened, 19 stores acquired since October 31, 1996 and the stores that were not yet open for 12 full months accounted for $7.4 million or 41.1% of the increase in total net revenues. The comparable stores sales growth was primarily attributable to increased advertising, Company-sponsored airtime promotions and the growth of cellular subscribers in the wireless industry overall. Wholesale sales increased $8.1 million as a result of the acquisition of Telephone Warehouse on June 30, 1997. The increase in residual income was due to the inclusion of Telephone Warehouse's residual income ($2.2 million for the first quarter of fiscal 1998), the increase in the number of cellular activations (20,593 in first quarter of fiscal 1998 as compared to 5,335 for the first quarter of fiscal 1997), and the Company's store expansion. The Company had 111 stores open at October 31, 1997 as compared to 40 at October 31, 1996.

         GROSS PROFIT increased $5.9 million to $8.1 million in the first quarter of fiscal 1998 from $2.2 million for the first quarter of fiscal 1997. As a percentage of total net revenues, gross profit decreased to 36.9% from 56.1% primarily due to the inclusion of Telephone Warehouse's wholesale operations, which have lower margins than the Company's retail sales.

         SELLING, GENERAL AND ADMINISTRATIVE expenses increased $5.8 million to $7.8 million for the first quarter of fiscal 1998 from $2.1 million in the first quarter of fiscal 1997 as a result of higher personnel, rent and related costs associated with the net addition of 52 new stores and the inclusion of Telephone Warehouse's operations for the first quarter of fiscal 1998. As a percentage of total net revenues, selling, general and administrative expenses decreased to 35.8% during the first quarter of fiscal 1998 from 52.7% in the first quarter of fiscal 1997.

         AMORTIZATION OF INTANGIBLES consisted of (i) $557,000 associated with the amortization of goodwill and acquired residual income resulting from the acquisition of Telephone Warehouse on June 30, 1997, and (ii) $60,000 associated with the thirty month noncompete agreement entered into in August 1996 in connection with the acquisition of Peachtree Mobility.

         INCOME FROM OPERATIONS decreased $657,000 to a loss from operations of $631,000 in the first quarter of fiscal 1998 from income of $25,000 in the first quarter of fiscal 1997 primarily as a result of increased depreciation and amortization.

         INTEREST EXPENSE, NET increased $460,000 to $499,000 in the first quarter of fiscal 1998 from $39,000 in the first quarter of fiscal 1997 primarily due to increased bank borrowings incurred in connection with the acquisition of Telephone Warehouse.

         BENEFITS FOR INCOME TAX was $405,000 in the first quarter of fiscal 1998 as compared to $4,000 in the first quarter of fiscal 1997 primarily as a result of a $1.1 million increase in loss before benefit for income taxes.

         NET LOSS was $725,000 in first the quarter of fiscal 1998 compared to $9,000 in the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements have been primarily to support its increased inventory requirements and build-out costs for new store expansion and to fund acquisitions. The Company has historically financed its liquidity needs through a combination of bank borrowings, capital contributions, loans from shareholders and cash provided by operations.

         The Company's credit facility as of October 31, 1997 was comprised of a $9.0 million revolving loan and $12.8 million in term loans. The Company used a portion of the proceeds of its initial public offering of common stock to repay all of the term loans and reduce the balance outstanding under the revolving loan to $1.6 million as of January 6, 1998. The credit facility expires in January 2004 and is secured by substantially all of the Company's assets. The revolving credit facility's availability is based on a formula of eligible receivables and inventories, and as of January 6, 1998, the Company has an additional $7.4 million available for borrowing. Advances under the revolving credit line bear interest at 3.75% above the commercial paper rate. The Company anticipates that borrowings under existing or future credit facilities will be sufficient to meet currently foreseeable liquidity requirements.

         The Company's working capital decreased $1.5 million to $106,000 at October 31, 1997 from $1.6 million at July 31, 1997. Accounts receivable and inventory increased $3.3 million to $14.7 million at October 31, 1997 from $11.4 million at July 31, 1997. This increase was partially offset by an increase in accounts payable of $1.8 million to $8.4 million at October 31, 1997 from $6.6 million at July 31, 1997.

         The Company's net cash used in operating activities increased to $1.9 million for the first quarter of fiscal 1998 compared to $898,000 for the first quarter of fiscal 1997. The increase in net cash used in operating activities resulted primarily from an increase in inventories and accounts receivable partially offset by an increase in current liabilities reflecting the growth in the Company's operations.

         The Company's net cash used in investing activities increased to $1.5 million for the first quarter of fiscal 1998 from $720,000 in the first quarter of 1997. The increase in cash used in investing activities was primarily attributable to capital expenditures for new stores.

         The Company's net cash provided by financing activities increased to $2.7 million in the first quarter of fiscal 1998 from $531,000 in the first quarter of fiscal 1997 primarily as a result of additional borrowings on the bank lines of credit.

SEASONALITY

         The Company's stores have historically experienced, and the Company expects its stores to continue to experience, seasonal fluctuations in revenues with a larger percentage of revenues typically being realized in the second fiscal quarter during the holiday season. In addition, the Company's quarterly results can be significantly affected by the timing of store openings and acquisitions and the integration of new and acquired stores into the Company's operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the Company's 3.289 for 1 stock split effected October 20, 1997.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the first quarter of fiscal 1998 and prior to the consummation of the Company's IPO on December 1, 1997, the shareholders of the Company approved by unanimous written consent the following:

         (i) the adoption of the Amended and Restated Articles of Incorporation of the Company (the "Articles"),

         (ii)  the adoption of the Amended and Restated Bylaws,

         (iii) the IPO and related transactions, including the sale of Common Stock in the IPO by certain shareholders,

         (iv) an increase in the par value of the Common Stock from $.001 to $.01 per share,

         (v) the election of directors to the staggered Board provided for in the Articles as follows: (A) Douglas Berman, John Bolduc and Allan Sorensen to serve as Class I directors, to hold office until the 1998 annual shareholders meeting, (B) Sami Mnaymneh and Anthony Tamer to serve as Class II directors, to hold office until the 1999 annual shareholders meeting, and (C) Nicolas Molina and Brett Beveridge to serve as Class III directors, to hold office until the 2000 annual shareholders meeting.

         (vi) the establishment of a Compensation Committee and the appointment of Allan Sorensen to serve as the initial member,

         (vii) payment to each non-employee director of an annual fee of $10,000,

         (viii) the adoption of the 1997 Executive Incentive Compensation Plan,

         (ix) the form of Indemnification Agreements for the Company's executive officers and directors,

         (x) the ratification of the grant of options to purchase 91,174 shares of Common Stock at an exercise price of $20.04 to each of Nicolas Molina and Brett Beveridge,

         (xi)  the appointment of the following officers:

                  Chief Executive Officer                     Nicolas Molina
                  Chairman of the Board and President         Brett Beveridge
                  Chief Financial Officer and Treasurer       Anne Gozlan

                  Vice President - Sales                      Richard Berglund
                  Director of Information Systems             Fernando Perez
                  Director of Construction and Design         Chris Howard
                  General Counsel and Secretary               Lazarus Rothstein
                  President - Telephone Warehouse, Inc.       Ronald Koonsman
                  and National Cellular Incorporated

         (xii) the 3.289 for 1 stock split described in Note 3 to the Condensed Consolidated Financial Statements.

ITEM 5. OTHER INFORMATION

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits-

               27.1  Financial Data Schedule

         (b) The Company did not file a form 8-K during the first quarter of fiscal 1998.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



LET'S TALK CELLULAR & WIRELESS, INC.



January 6, 1998               By:   /s/ NICOLAS MOLINA
                                    ------------------------------------------
                                    NICOLAS MOLINA
                                    Chief Executive Officer
                                    and Director (principal executive officer)


January 6, 1998               By:   /s/ ANNE GOZLAN
                                    ------------------------------------------
                                    ANNE GOZLAN
                                    Chief Financial Officer
                                    (principal accounting officer)