Form 10-Q
period 1998-01-31
LETS TALK CELLULAR & WIRELESS INC
filed 1998-03-17
CIK 1044440

                                                                        3/13/98
                                                                        11:30 AM


                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock was 8,199,762 as of March 15, 1998.

                      LET'S TALK CELLULAR & WIRELESS, INC.
                                      INDEX

                                                                                                PAGE
                                                                                                ----
PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of January 31, 1998 (Unaudited)
         and July 31, 1997...................................................................... 4

         Condensed Consolidated Statements of Operations for the Three Months Ended
         January 31, 1998 and January 31, 1997 (Unaudited)...................................... 5

         Condensed Consolidated Statements of Operations for the Six Months Ended
         January 31, 1998 and January 31, 1997 (Unaudited)...................................... 6

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
         January 31, 1998 and January 31, 1997 (Unaudited)...................................... 7

         Notes to Condensed Consolidated Financial Statement (Unaudited)........................ 8

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations.......................................................................... 10

PART II - OTHER INFORMATION.................................................................... 17

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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        JULY 31,       JANUARY 31,
                                                                                          1997            1998
                                                                                        --------       -----------
                                                                                                       (UNAUDITED)
                                        ASSETS
Current assets:
  Cash and cash equivalents ....................................................      $ 1,080,014      $   547,660
  Accounts receivable, net .....................................................        5,706,983       11,505,897
  Inventories ..................................................................        5,712,420       12,715,150
  Prepaid expenses .............................................................          265,859          815,930
  Income taxes receivable ......................................................          291,099               --
  Other current assets .........................................................          600,385               --
  Deferred tax asset ...........................................................          475,245          475,245
                                                                                      -----------      -----------
          Total current assets .................................................       14,132,005       26,059,882
Property and equipment, net ....................................................        5,296,743        8,136,855
Other assets, net ..............................................................        1,353,097        2,205,809
Intangible assets, net .........................................................       13,755,696       13,844,945
                                                                                      -----------      -----------
          Total assets .........................................................      $34,537,541      $50,247,491
                                                                                      ===========      ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable .......................................................      $ 6,583,542      $11,339,567
  Bank lines of credit .........................................................        1,023,285        4,000,000
  Accrued expenses .............................................................        3,120,493        4,488,331
  Loans payable to shareholders and officers ...................................          258,100               --
  Current portion of bank term loans and obligations under capital leases ......          732,195           83,926
  Deferred revenues ............................................................          693,038          875,699
  Customer deposits ............................................................          108,673           70,980
                                                                                      -----------      -----------
          Total current liabilities ............................................       12,519,326       20,858,503
Bank term loans, less current portion ..........................................       12,350,000           49,037
Loans payable to shareholders and officers .....................................        2,000,000        2,000,000
Obligation under capital lease, less current portion ...........................           32,859           10,199
Other liabilities ..............................................................           72,808          437,031
Deferred tax liability .........................................................          952,596          458,868
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued
    and outstanding.............................................................               --               --
  Common stock, $.01 par value, 50,000,000 shares authorized, 6,093,166 and
   8,199,762 shares issued and outstanding, respectively .......................           60,932           81,998
Additional paid-in capital .....................................................        6,166,474       26,188,969
Retained earnings ..............................................................          382,546          162,886
                                                                                      -----------      -----------
Total shareholders' equity .....................................................        6,609,952       26,433,853
                                                                                      -----------      -----------
Total liabilities and shareholders' equity .....................................      $34,537,541      $50,247,491
                                                                                      ===========      ===========

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED JANUARY 31,
                                                                         ------------------------------
                                                                             1997              1998
                                                                        ------------      ------------
Net revenues:
  Retail sales ...................................................      $  3,517,057      $ 10,712,619
  Activation commissions .........................................         4,182,617        11,833,070
  Residual income ................................................           316,076         2,420,875
  Wholesale sales ................................................                --         7,779,923
                                                                        ------------      ------------
          Total net revenues .....................................         8,015,750        32,746,487
Cost of sales ....................................................         3,606,076        19,417,743
                                                                        ------------      ------------
Gross profit .....................................................         4,409,674        13,328,744

Operating expenses:
  Selling, general and administrative ............................         3,287,967        10,874,204
  Depreciation and amortization ..................................            97,659           306,447
  Amortization of intangible assets ..............................            60,000           343,818
                                                                        ------------      ------------
          Total operating expenses ...............................         3,445,626        11,524,469
                                                                        ------------      ------------

Income from operations ...........................................           964,048         1,804,275

Interest expense, net ............................................            42,124           246,253
                                                                        ------------      ------------

Income before provision for income taxes and extraordinary charge            921,924         1,558,022

Provision for income taxes .......................................           295,014           661,772
                                                                        ------------      ------------

Income before extraordinary charge ...............................           626,910           896,250

Extraordinary charge on debt retirement (net of taxes) ...........                --           391,358
                                                                        ------------      ------------

         Net income ..............................................           626,910           504,892

         Accretion of Series A Preferred Stock to redemption value            15,660                --
                                                                        ------------      ------------

         Net income applicable to common shareholders ............      $    611,250      $    504,892
                                                                        ============      ============

Earnings per share:

Basic:
------

         Income before extraordinary charge ......................      $       0.29      $       0.12

         Extraordinary charge ....................................                --             (0.05)
                                                                        ------------      ------------

         Net income applicable to common shareholders  ...........      $       0.29      $       0.07
                                                                        ============      ============
Diluted:
--------

         Income before extraordinary charge ......................      $       0.14      $       0.12

         Extraordinary charge ....................................                --             (0.05)
                                                                        ------------      ------------

         Net income applicable to common shareholders ............      $       0.14      $       0.07
                                                                        ============      ============

Weighted average shares outstanding:

         Basic ...................................................         2,137,850         7,512,829
                                                                        ============      ============

         Diluted .................................................         4,275,000         7,512,829
                                                                        ============      ============

                            See accompanying notes.

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED JANUARY 31,
                                                                        ------------------------------
                                                                             1997             1998
                                                                        ------------      ------------
Net revenues:
  Retail sales ...................................................      $  5,615,016      $ 16,461,151
  Activation commissions .........................................         5,724,953        17,483,754
  Residual income ................................................           639,428         4,838,771
  Wholesale sales ................................................                --        15,878,701
                                                                        ------------      ------------
          Total net revenues .....................................        11,979,397        54,662,377
Cost of sales ....................................................         5,346,519        33,236,783
                                                                        ------------      ------------

Gross profit .....................................................         6,632,878        21,425,594

Operating expenses:
  Selling, general and administrative ............................         5,376,210        18,721,586
  Depreciation and amortization ..................................           167,378           570,479
  Amortization of intangible assets ..............................           100,000           960,544
                                                                        ------------      ------------
          Total operating expenses ...............................         5,643,588        20,252,609
                                                                        ------------      ------------

Income from operations ...........................................           989,290         1,172,985

Interest expense, net ............................................            80,681           744,966
                                                                        ------------      ------------
Income before provision for income taxes and extraordinary charge.           908,609           428,019

Provision for income taxes .......................................           290,754           256,321
                                                                        ------------      ------------
Income before extraordinary charge ...............................           617,855           171,698

Extraordinary charge on debt retirement (net of taxes) ...........                --           391,358
                                                                        ------------      ------------

         Net income (loss) .......................................           617,855          (219,660)

         Accretion of Series A Preferred Stock to redemption value            31,320                --
                                                                        ------------      ------------
         Net income (loss) applicable to common shareholders .....      $    586,535      $   (219,660)
                                                                        ============      ============

Earnings (loss) per share:

Basic:
------

         Income before extraordinary charge ......................      $       0.27      $       0.03

         Extraordinary charge ....................................                --             (0.06)
                                                                        ------------      ------------
         Net income (loss) applicable to common shareholders .....      $       0.27      $      (0.03)
                                                                        ============      ============

Diluted:
--------

         Income before extraordinary charge ......................      $       0.14      $       0.03

         Extraordinary charge ....................................                --             (0.06)
                                                                        ------------      ------------
         Net income (loss) applicable to common shareholders .....      $       0.14      $      (0.03)
                                                                        ============      ============
Weighted average shares outstanding:

         Basic ...................................................         2,137,850         6,802,997
                                                                        ============      ============
         Diluted .................................................         4,275,700         6,802,997
                                                                        ============      ============

                             See accompanying notes.

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED JANUARY 31,
                                                                        ----------------------------
                                                                          1997                 1998
                                                                          ----                 ----
OPERATING ACTIVITIES
Net income (loss) ..............................................      $    617,855       $   (219,660)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization ...............................           167,378            570,481
   Amortization of intangible assets ...........................           100,000            960,544
   Amortization of deferred financing costs ....................             4,684            729,392
   Provision for activation adjustments and cancellation losses             25,000            141,158
   Deferred income taxes .......................................           298,030           (230,845)
Changes in operating assets and liabilities
      Accounts receivable ......................................          (888,061)        (4,695,205)
      Inventories ..............................................        (2,190,598)        (6,530,075)
      Prepaid expenses .........................................            35,799         (2,369,425)
      Other assets .............................................          (103,078)            40,666
      Income tax receivable ....................................                --            291,099
      Trade accounts payable ...................................         1,041,055          3,764,969
      Accrued expenses .........................................           334,536          1,421,071
      Income taxes payable .....................................           (51,906)          (151,770)
      Customer deposits ........................................           (25,864)           (37,693)
      Deferred revenues ........................................            12,599             35,610
                                                                      ------------       ------------
Net cash used in operating activities ..........................          (622,571)        (6,279,683)

INVESTING ACTIVITIES
Acquisition of Cellular Unlimited, net of cash acquired ........                --         (1,862,212)
Acquisition of Cellular USA, net of cash acquired ..............                --         (1,395,701)
Acquisition of Northpoint Cellular .............................          (850,000)                --
Purchases of property and equipment ............................        (1,325,230)        (2,951,129)
Decrease in cash held in escrow ................................         2,009,194                 --
                                                                      ------------       ------------
Net cash used in investing activities ..........................          (166,036)        (6,209,042)

FINANCING ACTIVITIES
Proceeds from sale of common stock, net of underwriting costs ..                --         22,320,000
Proceeds from bank term loan ...................................           600,000                 --
Net (payments) proceeds on borrowings under bank lines of credit           (27,000)         2,976,715
Payments on loans payable to shareholder and officers ..........                --           (258,100)
Payments on bank term loan and capital leases ..................          (125,086)       (13,082,244)
                                                                      ------------       ------------
Net cash provided by financing activities ......................           447,914         11,956,371
                                                                      ------------       ------------
Net decrease in cash and cash equivalents ......................          (340,693)          (532,354)
Cash and cash equivalents at beginning of period ...............         1,357,172          1,080,014
                                                                      ------------       ------------
Cash and cash equivalents at end of period .....................      $  1,016,479       $    547,660
                                                                      ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest .........................................      $    102,547       $    757,995
                                                                      ============       ============
Cash paid for income taxes .....................................      $     89,675       $     58,795
                                                                      ============       ============


                             See accompanying notes.

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 1998

                                   (UNAUDITED)

1-SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements of Let's Talk Cellular & Wireless, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended July 31, 1997, which are included in the Registration Statement on Form S-1 (Registration No 333-34595). In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended January 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 1998.

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

2-NET INCOME (LOSS) PER SHARE APPLICABLE TO COMMON SHAREHOLDERS

         In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with the basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share except that options, warrants and convertible securities issued prior to an initial public offering are considered in the calculation of diluted earnings per share prior to their issuance only if nominal consideration was received by the Company. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement No. 128 requirements.

         The following table sets forth the computation of basic and diluted earnings per share:

                                          For the Three Months Ended              For the Six Months Ended
                                                  January 31,                            January 31,
                                          -----------------------------      --------------------------------
                                               1997             1998            1997                  1998
                                           ------------     -----------      ----------            ----------
Numerator:

Net income (loss) applicable to
common shareholders..................      $   611,250      $   504,892      $   586,535           ($219,660)

Denominator:

Denominator for basic
earnings per share - weighted average
shares ..............................        2,137,850        7,512,829        2,137,850           6,802,997

Effect of dilutive securities:

Preferred stock convertible to
common stock.........................        2,137,850               --        2,137,850                  --

Denominator for diluted earnings
per share - adjusted weighted
average shares and assumed
conversions..........................        4,275,700        7,512,829        4,275,700           6,802,997
                                           ===========      ===========      ===========       =============
Basic earnings (loss) per share
applicable to common
shareholders ........................      $      0.29      $      0.07      $      0.27       $       (0.03)
                                           ===========      ===========      ===========       =============
Diluted earnings (loss) per share
applicable to common
shareholders ........................      $      0.14      $      0.07      $      0.14       $       (0.03)
                                           ===========      ===========      ===========       =============




3-INITIAL PUBLIC OFFERING

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

         In the IPO, 2,337,245 shares of common stock were sold, of which 2,000,000 shares were sold by the Company and 337,245 shares were sold by selling shareholders. The Company's net proceeds from the IPO were used to repay the then outstanding balance on bank term loans totalling $12.9 million, a portion of the line of credit amounting to $4.9 million and shareholders loans totalling $258,100, and fund the acquisitions of Cellular Unlimited Corp. and Cellular USA, Inc. As a result of the repayment of the bank term loans during the second quarter of fiscal 1998, the Company incurred an extraordinary charge to earnings of approximately $391,000, net of taxes.

4-ACQUISITIONS

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

5-SUBSEQUENT EVENTS

         Effective February 1, 1998, the Company entered into a binding agreement for the acquisition of all of the outstanding capital stock of Cellular Warehouse of Atlanta, Georgia, in exchange for 900,000 shares of the Company's common stock and $20 million in cash. The acquisition, which is subject to customary regulatory approval, is expected to be completed in late March. Cellular Warehouse, established in 1991, owns and operates 57 retail stores in Florida, Georgia, North Carolina, South Carolina, Alabama and Tennessee; the retail stores are located in strip and power strip shopping centers. For the twelve months ended December 31, 1997 Cellular Warehouse had revenues of approximately $37.8 million.

         On February 22, 1998, the Company acquired substantially all of the assets of Lazer Electronics Inc., and Best Electronics and Paging, Inc. for a total cash purchase price of $190,000. Lazer owns and operates 8 retail stores in Texas, Georgia and Florida, which are primarily located in regional malls.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is the largest independent specialty retailer of cellular and wireless products, services and accessories in the United States, with 144 stores located in 14 states, the District of Columbia and Puerto Rico as of January 31, 1998. The Company's stores, located predominantly in regional shopping malls, seek to offer one-stop shopping for consumers to purchase cellular, personal communication systems ("PCS"), paging, internet, satellite, and other wireless products and services and related accessories. The Company is also a leading wholesaler of cellular and wireless products and accessories to more than 1,000 accounts, consisting primarily of distributors, carriers and small independent retailers. The Company's business strategy is to offer the most extensive assortment of wireless products and services at everyday low prices supported by knowledgeable customer service, through conveniently located and attractively designed stores.

         Since its inception in 1989 through June 1996, the Company had limited capital and opened 25 stores. In June 1996, the Company issued $3.3 million of Series A Preferred Stock (which has been converted into common stock) and accelerated its store expansion. During fiscal 1997, the Company added a net total of 68 stores, including five stores acquired from Peachtree Mobility in the Atlanta metropolitan area, and 19 stores from Telephone Warehouse, Inc., one of the largest AT&T cellular agents in the Southwest. During the six months ended January 31, 1998, the Company opened 31 stores and acquired 20 stores.

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

                  (i) ACTIVATION INCOME. The Company receives an activation commission from the applicable cellular carrier when a customer initially subscribes for the cellular carrier's service. The amount of the activation commission paid by cellular carriers is based upon various service plans offered by the carriers and is recognized by the Company at the time of sale. New subscription activation commissions are fully refundable if the subscriber cancels its subscription prior to completion of a minimum period of continuous active service (generally 180 days). Customers generally sign a service agreement with the Company that requires a customer deposit that is forfeited in the event of early cancellation. The Company then applies the customer's deposit to reduce or offset its resulting deactivation loss owed to the carrier. The Company accrues for estimated deactivation losses, net of cancellation fees, by creating a reserve against carrier accounts receivable.

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

         In June 1997, the Company more than doubled the amount of its assets and previous twelve months' total net revenues by acquiring Telephone Warehouse. The accelerated amortization applied to the value of the residual income acquired in connection with the Telephone Warehouse Acquisition is expected to have a significantly negative effect on net income in fiscal 1998 and 1999.

         Effective February 1, 1998, the Company entered into a binding agreement for the acquisition of all of the outstanding stock of Cellular Warehouse of Atlanta, Georgia, in exchange for 900,000 shares of the Company's common stock and $20 million in cash. The acquisition, which is subject to customary regulatory approval, is expected to be completed in late March. Cellular Warehouse, established in 1991, owns and operates 57 retail stores in Florida, Georgia, North Carolina, South Carolina, Alabama and Tennessee; the retail stores are located in strip and power strip shopping centers. For the twelve months ended December 31, 1997 Cellular Warehouse had revenues of approximately $37.8 million. (For a discussion of the financing of the acquisition of Cellular Warehouse, see "Liquidity and Capital Resources").

         Additionally, on February 22, 1998, the Company acquired substantially all of the assets of Lazer Electronics, Inc. and Best Electronics and Paging, Inc. (collectively "Lazer") for a total cash purchase price of $190,000. Lazer owns and operates 8 retail stores in Texas, Georgia and Florida, which are primarily located in regional malls.

         In connection with the IPO and the repayment of bank indebtedness, the Company incurred an extraordinary charge to earnings of approximately $391,000, net of tax.

RESULTS OF OPERATIONS

QUARTER ENDED JANUARY 31, 1998 COMPARED TO QUARTER ENDED JANUARY 31, 1997

         TOTAL NET REVENUES increased $24.7 million, or 308.7%, to $32.7 million in the second quarter of fiscal 1998 from $8.0 million in the second quarter of fiscal 1997 due to increases in retail sales, activation commissions and residual income, and to the acquisition of Telephone Warehouse, Inc., and National Cellular Incorporated ("Telephone Warehouse") on June 30, 1997, and of Cellular USA and Cellular Unlimited effective November 1, 1998 and the resulting inclusion of the acquired entities' operations in the Company's consolidated revenues for the second quarter of fiscal 1998. Retail sales increased to $10.7 million from $3.5 million, activation commissions increased to $11.8 million from $4.2 million and residual income increased $2.1 million to $2.4 million from $320,000. Comparable store sales increased 11.3% and accounted for $878,000 or 3.5% of the increase in total net revenues. Sales relating to 53 new stores opened, 39 stores acquired since January 31, 1997, and the stores that were not yet open for 12 full months accounted for $14.0 million or 56.7% of the increase in total net revenues. The comparable stores sales growth was primarily attributable to increased advertising, Company-sponsored airtime promotions and the growth of cellular subscribers in the wireless industry overall. Wholesale sales increased $7.8 million as a result of the acquisition of Telephone Warehouse. The increase in residual income was primarily due to the inclusion of Telephone Warehouse's residual income ($2.1 million for the second quarter of fiscal 1998), the increase in the number of cellular activations (approximately 40,000 in second quarter of fiscal 1998 as compared to approximately 15,000 for the second quarter of fiscal 1997), and the Company's store expansion program.

         GROSS PROFIT increased $8.9 million, or 202.3%, to $13.3 million in the second quarter of fiscal 1998 from $4.4 million for the second quarter of fiscal 1997. As a percentage of total net revenues, gross profit decreased to 40.7% from 55.0% primarily due to the inclusion of Telephone Warehouse's wholesale operations, which have lower margins than the Company's retail sales.

         SELLING, GENERAL AND ADMINISTRATIVE expenses increased $7.6 million, or 230.3%, to $10.9 million for the second quarter of fiscal 1998 from $3.3 million in the second quarter of fiscal 1997 as a result of higher personnel, rent and related costs associated with the net addition of 53 new stores and the inclusion of the operations of Telephone Warehouse, Cellular USA and Cellular Unlimited for the second quarter of fiscal 1998. As a percentage of total net revenues, selling, general and administrative expenses decreased to 33.2% during the second quarter of fiscal 1998 from 41.0% in the second quarter of fiscal 1997.

         AMORTIZATION OF INTANGIBLES consisted of (i) $284,000 associated with the amortization of goodwill and acquired residual income resulting from the acquisition of Telephone Warehouse on June 30, 1997 and the acquisition of Cellular USA and Cellular Unlimited on November 1, 1997, and (ii) $60,000 associated with the thirty month noncompete agreement entered into in August 1996 in connection with the acquisition of Peachtree Mobility.

         INCOME FROM OPERATIONS increased $800,000, or 83.0%, to $1.8 million in the second quarter of fiscal 1998 from $964,000 in the second quarter of fiscal 1997 and decreased as a percentage of total net revenues to 5.5% from 12.0%.

         INTEREST EXPENSE, NET increased $204,000 to $246,000 in the second quarter of fiscal 1998 from $42,000 in the second quarter of fiscal 1997 primarily due to increased bank borrowings used to finance the Company's expansion.

         INCOME TAX PROVISION was $662,000 in the second quarter of fiscal 1998 as compared to $295,000 in the second quarter of fiscal 1997 primarily as a result of a $636,000 increase in income before provision for income taxes and extraordinary charge.

         INCOME BEFORE EXTRAORDINARY CHARGE increased $269,000 to $896,000 in the second quarter of fiscal 1998 from $627,000 in the second quarter of fiscal 1997.

         EXTRAORDINARY CHARGE ON DEBT RETIREMENT of $391,000, net of taxes resulted from (i) a write-off of deferred financing costs in connection with certain of the indebtedness repaid with the proceeds of the Company's initial public offering, and (ii) the acceleration of unamortized discount associated with the warrants issued in connection with the repayment of such indebtedness.

         NET INCOME was $505,000 in the second quarter of fiscal 1998 compared to $627,000 in the second quarter of fiscal 1997.

SIX MONTHS ENDED JANUARY 31, 1998 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1997

         TOTAL NET REVENUES increased $42.7 million, or 355.8% to $54.7 million in the six months ended January 31, 1998 from $12.0 million in the six months ended January 31, 1997 due to increases in retail sales, activation commissions and residual income, and to the acquisition of Telephone Warehouse, Inc., and National Cellular Incorporated ("Telephone Warehouse") on June 30, 1997 and of Cellular USA and Cellular Unlimited effective November 1, 1998 and the resulting inclusion of the acquired entities' operations in the Company's consolidated revenues for 1998. Retail sales increased to $16.5 million from $5.6 million, activation commissions increased to $17.5 million from $5.7 million and residual income increased $4.2 million to $4.8 million from $639,000. Comparable store sales increased 11.1% and accounted for $1.3 million or 3.0% of the increase in total net revenues. Sales relating to 53 new stores opened, 39 stores acquired since January 31, 1997, and the stores that were not yet open for 12 full months accounted for $21.3 million or 50.0% of the increase in total net revenues. The comparable stores sales growth was primarily attributable to increased advertising, Company-sponsored airtime promotions and the growth of cellular subscribers in the wireless industry overall. Wholesale sales increased $15.9 million as a result of the acquisition of Telephone Warehouse on June 30, 1997. The increase in residual income was primarily due to the inclusion of Telephone Warehouse's residual income ($4.2 million in the six months ended January 31, 1998), the increase in the number of cellular activations (approximately 61,000 in the six months ended January 31, 1998 as compared to approximately 20,000 in the six months ended January 31, 1997), and the Company's store expansion program.

         GROSS PROFIT increased $14.8 million, or 224.2% to $21.4 million in the six month period ended January 31, 1998 from $6.6 million for the six month period ended January 31, 1997. As a percentage of total net revenues, gross profit decreased to 39.2% from 55.4% primarily due to the inclusion of Telephone Warehouse's wholesale operations, which have lower margins than the Company's retail sales.

         SELLING, GENERAL AND ADMINISTRATIVE expenses increased $13.3 million, or 246.3%, to $18.7 million for the six month period ended January 31, 1998 from $5.4 million in the six month period ended January 31, 1997 as a result of higher personnel, rent and related costs associated with the net addition of

53 new stores and the inclusion of the operations of Telephone Warehouse for the first six months of fiscal 1998 and of Cellular USA and Cellular Unlimited for the second quarter of fiscal 1998. As a percentage of total net revenues, selling, general and administrative expenses decreased to 34.2% during the six month period ended January 31, 1998 from 44.9% in the six month period ended January 31, 1997.

         AMORTIZATION OF INTANGIBLES consisted of (i) $841,000 associated with the amortization of goodwill and acquired residual income resulting from the acquisition of Telephone Warehouse on June 30, 1997 and the acquisition of Cellular USA and Cellular Unlimited on November 1, 1997, and (ii) $120,000 associated with the thirty month noncompete agreement entered into in August 1996 in connection with the acquisition of Peachtree Mobility.

         INCOME FROM OPERATIONS increased $200,000, or 20.2% to $1.2 million in the six month period ended January 31, 1998 from $989,000 in the six month period ended January 31, 1997 and decreased as a percentage of total net revenues to 2.1% from 8.2%.

         INTEREST EXPENSE, NET increased $664,000 to $745,000 in the six month period ended January 31, 1998 from $81,000 in the six month period ended January 31, 1997 primarily due to increased bank borrowings used to finance the Company's expansion.

         INCOME TAX PROVISION was $256,000 in the six month period ended January 31, 1998 as compared to $291,000 in the six month period ended January 31, 1997 primarily as a result of a $480,000 decrease in income before provision for income taxes and extraordinary charge.

         INCOME BEFORE EXTRAORDINARY CHARGE decreased $446,000 to $172,000 in the six month period ended January 31, 1998 from $618,000 in the six month period ended January 31, 1997.

         EXTRAORDINARY CHARGE ON DEBT RETIREMENT of $391,000, net of taxes resulted from (i) a write-off of deferred financing costs in connection with certain of the indebtedness repaid with the proceeds of the Company's initial public offering, and (ii) the acceleration of unamortized discount associated with the warrants issued in connection with the repayment of such indebtedness.

         NET LOSS was $220,000 in the six month period ended January 31, 1998 compared to a net income of $618,000 in the six month period ended January 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements have been primarily to support its increased inventory requirements and build-out costs for new store expansion and to fund acquisitions. The Company has historically financed its liquidity needs through a combination of bank borrowings, capital contributions, loans from shareholders and cash provided by operations.

         Prior to the Company's IPO, the Company's credit facility was comprised of a $9.0 million revolving loan and $12.8 million in term loans. The Company used the proceeds of its IPO to repay all of the term loans and a portion of shareholders loans, a portion of the revolving loan, and fund the acquisitions of Cellular USA and Cellular Unlimited. The Company's existing credit facility expires in January 2004 and is secured by substantially all of the Company's assets. The revolving credit facility's availability is based on a formula of eligible receivables and inventories, and as of March 13, 1998, the Company has an additional $3 million available for borrowing. Advances under the revolving credit line bear interest at 3.75% above the commercial paper rate. In connection with the pending acquisition of Cellular

Warehouse, the Company has obtained a commitment letter for a $35 million credit facility with Chase Manhattan Bank. This facility will be used to finance the transaction and transaction related expenses, refinance existing bank debt, and provide for future working capital needs. The Company anticipates that borrowings under existing or future credit facilities will be sufficient to meet currently foreseeable liquidity requirements.

         The Company's working capital increased $3.6 million to $5.2 million at January 31, 1998 from $1.6 million at July 31, 1997. Accounts receivable and inventory increased $12.8 million to $24.2 million at January 31, 1998 from $11.4 million at July 31, 1997. This increase was partially offset by an increase in accounts payable of $4.7 million to $11.3 million at January 31, 1998 from $6.6 million at July 31, 1997.

         The Company's net cash used in operating activities increased to $6.3 million for the six months ended January 31, 1998 compared to $623,000 for the six months ended January 31, 1997. The increase in net cash used in operating activities resulted primarily from an increase in inventories and accounts receivable partially offset by an increase in current liabilities reflecting the growth in the Company's operations.

         The Company's net cash used in investing activities increased to $6.2 million for the six months ended January 31, 1998 from $166,000 in the six months ended January 31, 1997. The increase in cash used in investing activities was primarily attributable to capital expenditures for new stores and funding the acquisitions of Cellular Unlimited Corp. and Cellular USA, Inc.

         The Company's net cash provided by financing activities increased to $12.0 million in the six months ended January 31, 1998 from $448,000 in the six months ended January 31, 1997 primarily as a result of the Company's IPO.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the Company's Initial Public Offering effected on November 24, 1997.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits-

               27.1  Financial Data Schedule

         (b) The Company did not file a form 8-K during the second quarter of fiscal 1998.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LET'S TALK CELLULAR & WIRELESS, INC.

March 13, 1998                          By: /s/ Nicolas Molina
                                            -------------------------------
                                            NICOLAS MOLINA
                                            Chief Executive Officer
                                            (principal executive officer)



March 13, 1998                          By: /s/ Anne Gozlan
                                            -------------------------------
                                            ANNE GOZLAN
                                            Chief Financial Officer
                                            (principal accounting officer)