Form 10-Q
period 1998-04-30
LETS TALK CELLULAR & WIRELESS INC
filed 1998-06-12
CIK 1044440

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-23351
                      LET'S TALK CELLULAR & WIRELESS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           FLORIDA                                          65-0292891
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                    Number)

           800 BRICKELL AVE., STE. 400
           MIAMI, FL 33131                                     33131
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (305) 358-8255
                                                     ---------------------------

--------------------------------------------------------------------------------
  (Former name, former address and fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock was 8,749,762 as of June 12, 1998.

                      LET'S TALK CELLULAR & WIRELESS, INC.
                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

           Condensed Consolidated Balance Sheets as of April 30, 1998 (Unaudited)
           and July 31, 1997.....................................................................  4

           Condensed Consolidated Statements of Operations for the Three Months Ended
           April 30, 1998 and April 30, 1997 (Unaudited).........................................  5

           Condensed Consolidated Statements of Operations for the Six Months Ended
           April 30, 1998  and April 30, 1997 (Unaudited)........................................  6

           Condensed Consolidated Statements of Cash Flows for the Six Months
           Ended April 30, 1998 and April 30, 1997 (Unaudited)...................................  7

           Notes to Condensed Consolidated Financial Statement (Unaudited).......................  8

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations............................................................................ 10

PART II - OTHER INFORMATION...................................................................... 17

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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    JULY 31,         APRIL 30,
                                                                                      1997             1998
                                                                                                    (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ................................................      $ 1,080,014      $   367,427
  Accounts receivable, net .................................................        5,706,983       15,918,311
  Inventories ..............................................................        5,712,420       14,570,270
  Prepaid expenses .........................................................          265,859        1,006,248
  Income taxes receivable ..................................................          291,099               --
  Other current assets .....................................................          600,385               --
  Deferred tax asset .......................................................          475,245          475,245
                                                                                  -----------      -----------
          Total current assets .............................................       14,132,005       32,397,501
Property and equipment,  net ...............................................        5,296,743       10,988,090
Other assets, net ..........................................................        1,353,097        3,390,567
Intangible assets, net .....................................................       13,755,696       36,867,381
                                                                                  -----------      -----------
          Total assets .....................................................      $34,537,541      $83,643,539
                                                                                  ===========      ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable ...................................................      $ 6,583,542      $13,348,337
  Bank lines of credit .....................................................        1,023,285        3,600,000
  Accrued expenses .........................................................        3,120,493        5,272,457
  Loans payable to shareholders and officers ...............................          258,100               --
  Current portion of bank term loans and obligations under capital leases ..          732,195        1,552,460
  Deferred revenues ........................................................          693,038        1,072,585
  Customer deposits ........................................................          108,673          364,935
                                                                                  -----------      -----------
          Total current liabilities ........................................       12,519,326       25,210,774
Bank term loans, less current portion ......................................       12,350,000       20,000,000
Loans payable to shareholders and officers .................................        2,000,000        2,000,000
Obligation under capital lease, less current portion .......................           32,859          521,174
Other liabilities ..........................................................           72,808        1,002,069
Deferred tax liability .....................................................          952,596          404,467
Commitments and contingencies
Shareholders' equity: ......................................................
   Preferred stock, $.01 par value, 1,000,000 shares authorized, none
   issued and outstanding ..................................................               --               --
   Common stock, $.01 par value, 50,000,000 shares authorized, 6,093,166 and
   8,749,762 shares issued and outstanding, respectively ...................           60,932           87,498
Additional paid-in capital .................................................        6,166,474       33,745,969
Retained earnings ..........................................................          382,546          671,588
                                                                                  -----------      -----------
Total shareholders' equity .................................................        6,609,952       34,505,055
                                                                                  -----------      -----------
Total liabilities and shareholders' equity .................................      $34,537,541      $83,643,539
                                                                                  ===========      ===========



                            See accompanying notes.

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED APRIL 30,
                                                                              ----------------------------
                                                                                 1997             1998
                                                                              ----------       -----------
Net revenues:
  Retail sales .........................................................      $3,105,245       $11,421,499
  Activation commissions ...............................................       2,562,182        11,320,666
  Residual income ......................................................         290,210         4,128,118
  Wholesale sales ......................................................              --         5,171,814
                                                                              ----------       -----------
          Total net revenues ...........................................       5,957,637        32,042,097
Cost of sales ..........................................................       2,692,716        16,437,132
                                                                              ----------       -----------

Gross profit ...........................................................       3,264,921        15,604,965

Operating expenses:
  Selling, general and administrative ..................................       3,412,701        13,091,756
  Depreciation and amortization ........................................         117,740           414,671
  Amortization of intangible assets ....................................          60,000           478,394
                                                                              ----------       -----------
          Total operating expenses .....................................       3,590,441        13,984,821
                                                                              ----------       -----------
Income (loss) from operations ..........................................        (325,520)        1,620,144

Interest expense, net ..................................................          47,923           307,833
                                                                              ----------       -----------

Income (loss) before provision for income taxes and extraordinary charge        (373,443)        1,312,311

Provision (benefit) for income taxes ...................................        (119,501)          563,383
                                                                              ----------       -----------

Income (loss) before extraordinary charge ..............................        (253,942)          748,928

Extraordinary charge on debt retirement net of taxes ...................              --           240,226
                                                                              ----------       -----------

         Net income (loss) .............................................        (253,942)          508,702

         Accretion of Series A Preferred Stock to redemption value .....          15,660                --
                                                                              ----------       -----------

         Net income (loss) applicable to common shareholders ...........      ($ 269,602)      $   508,702
                                                                              ==========       ===========

Earnings per share:

Basic:

         Income (loss) before extraordinary charge .....................      $    (0.13)      $       .09

         Extraordinary charge ..........................................              --              (.03)
                                                                              ----------       -----------

         Net income (loss) applicable to common shareholders ...........      $    (0.13)      $       .06
                                                                              ==========       ===========

Diluted:

         Income (loss) before extraordinary charge .....................      $    (0.13)      $       .09

         Extraordinary charge ..........................................              --       $      (.03)
                                                                              ----------       -----------


         Net income (loss) applicable to common shareholders ...........      $    (0.13)      $       .06
                                                                              ==========       ===========


Weighted average shares outstanding:

         Basic .........................................................       2,137,850         8,576,728
                                                                              ==========       ===========
         Diluted .......................................................       2,137,850         8,604,501
                                                                              ==========       ===========



                             See accompanying notes.

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED APRIL 30,
                                                                        ----------------------------
                                                                            1997             1998
                                                                        -----------      -----------
Net revenues:
  Retail sales ...................................................      $ 8,720,261      $27,882,650
  Activation commissions .........................................        8,287,135       28,804,420
  Residual income ................................................          929,638        8,966,889
  Wholesale sales ................................................               --       21,050,515
                                                                        -----------      -----------
          Total net revenues .....................................       17,937,034       86,704,474
Cost of sales ....................................................        8,039,235       49,673,915
                                                                        -----------      -----------

Gross profit .....................................................        9,897,799       37,030,559

Operating expenses:
  Selling, general and administrative ............................        8,788,911       31,813,342
  Depreciation and amortization ..................................          285,118          985,150
  Amortization of intangible assets ..............................          160,000        1,438,938
                                                                        -----------      -----------
          Total operating expenses ...............................        9,234,029       34,237,430
                                                                        -----------      -----------


Income from operations ...........................................          663,770        2,793,129

Interest expense, net ............................................          128,604        1,052,799
                                                                        -----------      -----------

Income before provision for income taxes and extraodinary charge .          535,166        1,740,330

Provision for income taxes .......................................          171,253          819,704
                                                                        -----------      -----------

Income before extraordinary charge ...............................          363,913          920,626

Extraordinary charge on debt retirement net of taxes .............               --          631,584
                                                                        -----------      -----------

         Net income ..............................................          363,913          289,042

         Accretion of Series A Preferred Stock to redemption value           46,980               --
                                                                        -----------      -----------

         Net income applicable to common shareholders ............      $   316,933      $   289,042
                                                                        ===========      ===========

 Earnings per share:

  Basic:

         Income before extraordinary charge ......................      $      0.15      $      0.12

         Extraordinary charge ....................................               --      $     (0.08)
                                                                                         -----------

         Net income applicable to common shareholders ............      $      0.15      $      0.04
                                                                        ===========      ===========

Diluted:

         Income before extraordinary charge ......................      $      0.07      $      0.12

         Extraordinary charge ....................................               --            (0.08)
                                                                        -----------      -----------

         Net income applicable to common shareholders ............      $      0.07      $      0.04
                                                                        ===========      ===========

Weighted average shares outstanding:

          Basic ..................................................        2,137,850        7,381,246
                                                                        ===========      ===========

          Diluted ................................................        4,275,700        7,390,505
                                                                        ===========      ===========



                             See accompanying notes.

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                NINE MONTHS ENDED APRIL 30,
                                                                              ------------------------------
                                                                                  1997              1998
                                                                              -----------       ------------
OPERATING ACTIVITIES
Net income .............................................................      $   316,933       $    289,042
Adjustments to reconcile net income to net cash used in
operating activities:
   Depreciation and amortization .......................................          285,119            985,152
   Amortization of intangible assets ...................................          150,000          1,438,938
   Amortization of deferred financing costs ............................            7,026          1,056,999
   Provision for activation adjustments and cancellation losses ........           30,000            191,158
   Deferred income taxes ...............................................          298,030           (285,246)
Changes in operating assets and liabilities
      Accounts receivable ..............................................         (789,732)        (6,483,362)
      Inventories ......................................................       (2,297,872)        (6,379,812)
      Prepaid expenses .................................................         (412,415)        (2,200,499)
      Other assets .....................................................          (91,366)          (180,092)
      Income tax receivable ............................................               --            291,099
      Trade accounts payable ...........................................          935,718           (635,205)
      Accrued expenses .................................................          488,689          1,630,893
      Income taxes payable .............................................          (89,675)           851,100
      Customer deposits ................................................          (24,195)          (507,259)
      Deferred revenues ................................................          147,971           (712,504)
      Other liabilities ................................................               --            565,038
                                                                              -----------       ------------
Net cash used in operating activities ..................................       (1,045,769)       (10,084,560)

INVESTING ACTIVITIES
Acquisition of Cellular Warehouse, net of cash acquired ................               --        (15,462,797)
Acquisition of Cellular Unlimited, net of cash acquired ................               --         (1,862,212)
Acquisition of Cellular USA, net of cash acquired ......................               --         (1,395,701)
Acquisition of Northpoint Cellular .....................................         (850,000)                --
Purchases of property and equipment ....................................       (1,975,264)        (4,984,688)
Decrease in cash held in escrow ........................................        2,009,194                 --
                                                                              -----------       ------------
Net cash used in investing activities ..................................         (816,070)       (23,705,398)

FINANCING ACTIVITIES
Proceeds from sale of common stock, net of underwriting costs ..........               --         22,320,000
Proceeds from bank term loan ...........................................          600,000         21,500,000
Net (payments) proceeds on borrowings under bank lines of credit .......          302,400          2,576,715
Payments on loans payable to shareholder and officers ..................               --           (258,100)
Payments on bank term loan and capital leases ..........................         (169,415)       (13,061,244)
                                                                              -----------       ------------
Net cash provided by financing activities ..............................          732,985         33,077,371
                                                                              -----------       ------------
Net decrease in cash and cash equivalents ..............................       (1,128,854)          (712,587)
Cash and cash equivalents at beginning of period .......................        1,357,172          1,080,014
                                                                              -----------       ------------
Cash and cash equivalents at end of period .............................      $   228,318       $    367,427
                                                                              ===========       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest .................................................      $   153,821       $    870,495
                                                                              ===========       ============
Cash paid for income taxes .............................................      $    89,675       $     58,795
                                                                              ===========       ============
Common stock issued to acquire Cellular Warehouse ......................                        $  7,562,500
                                                                                                ============
Net assets acquired in the acquisition of Cellular Warehouse ...........                        $  5,374,787
                                                                                                ============
Goodwill as a result of the stock issuance to acquire Cellular Warehouse                        $  2,217,713
                                                                                                ============


                             See accompanying notes.

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1998

                                   (UNAUDITED)

1-SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements of Let's Talk Cellular & Wireless, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended July 31, 1997, which are included in the Registration Statement on Form S-1 (Registration No 333-34595). In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended April 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 1998.

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

         The following table sets forth the computation of basic and diluted earnings per share:

                                                         For the Three Months Ended       For the Nine Months Ended
                                                                  April 30,                        April 30,
                                                         ---------------------------      --------------------------
                                                            1997             1998            1997            1998
                                                         ----------       ----------      ----------      ----------
Numerator:

Net income (loss) applicable to common shareholders      $ (269,602)      $  508,702      $  316,933      $  289,042
                                                         ==========       ==========      ==========      ==========

Denominator:

Denominator for basic earnings per
share - weighted average
shares ............................................       2,137,850        8,576,728       2,137,850       7,381,246

Effect of dilutive securities:

Convertible Preferred Stock .......................              --               --       2,137,850              --

Stock Options .....................................              --           27,773              --           9,259

Denominator for diluted earnings per
share - adjusted weighted average
shares and assumed conversions ....................       2,137,850        8,604,501       4,275,700       7,390,505
                                                         ==========       ==========      ==========      ==========

Basic earnings (loss) per share
applicable to common
shareholders ......................................      $    (0.13)      $     0.06      $     0.15      $     0.04
                                                         ==========       ==========      ==========      ==========

Diluted earnings (loss) per share
applicable to common
shareholders ......................................      $    (0.13)      $     0.06      $     0.07      $     0.04
                                                         ==========       ==========      ==========      ==========



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

         On December 17, 1997, the Company acquired all of the outstanding capital stock of Cellular USA, Inc. for a cash purchase price of $1,625,000 and up to an aggregate of $175,000 in certain contingent payments in fiscal 1998 and 1999.

         On February 22, 1998, the Company acquired substantially all of the assets of Lazer Electronics Inc., and Best Electronics and Paging, Inc. for a total cash purchase price of $190,000.

         Additionally, on April 2, 1998, the Company acquired all of the outstanding capital stock of Sosebee Enterprises, Inc. and Cellular Warehouse, Inc. for a cash price of approximately $19.9 million and 550,000 shares of the Company's common stock. This Acquisition was funded by the Company's new $35 million credit facility with Chase Manhattan Bank (see Liquidity and Capital Resources).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is the largest independent specialty retailer of cellular and wireless products, services and accessories in the United States, with 230 stores located in 21 states, the District of Columbia and Puerto Rico as of April 30, 1998. The Company's stores, located predominantly in regional shopping malls and power strip centers, seek to offer one-stop shopping for consumers to purchase cellular, personal communication systems ("PCS"), paging, internet, satellite, and other wireless products and services and related accessories. The Company is also a leading wholesaler of cellular and wireless products and accessories to more than 1,000 accounts, consisting primarily of distributors, carriers and small independent retailers. The Company's business strategy is to offer the most extensive assortment of wireless products and services at everyday low prices supported by knowledgeable customer service, through conveniently located and attractively designed stores.

         Since its inception in 1989 through June 1996, the Company had limited capital and opened 25 stores. Beginning in June 1996, the Company accelerated its store expansion and during fiscal 1997, the Company added a net total of 68 stores, including five stores acquired from Peachtree Mobility in the Atlanta metropolitan area, and 19 stores from Telephone Warehouse, Inc., one of the largest AT&T cellular agents in the Southwest. During the nine months ended April 30, 1998, the Company opened 53 stores, acquired 85 stores and closed 1 store.

         The Company presently plans to open a total of 65 to 75 new stores in fiscal 1998 and 80 to 100 new stores in fiscal 1999. To prepare for this expansion, management has been building the infrastructure necessary to support a rapidly growing chain of stores. The Company hired senior management, established a field structure of district managers, developed employee training programs, enhanced its financial controls and procedures and finalized standards of store design and visual presentation. As the Company continues to expand through new store openings and acquisitions, it expects to leverage these investments and improve margins through economies of scale.

         The Company's revenues are generated principally from four sources:

                  (i) Retail Sales. The Company sells cellular and wireless products, such as phones, pagers and related accessories in the Company's retail outlets.

                  (ii) Activation Income. The Company receives an activation commission from the applicable cellular or "PCS" carrier when a customer initially subscribes for the carrier's service. The amount of the activation commission paid by carriers is based upon various service plans offered by the carriers and is recognized by the Company at the time of sale. New subscription activation commissions are fully refundable if the subscriber cancels its subscription prior to completion of a minimum period of continuous active service (generally 180 days). Customers generally sign a service agreement with the Company that requires a customer deposit that is forfeited in the event of early cancellation. The Company then applies the customer's deposit to reduce or offset its resulting deactivation loss owed to the carrier. The Company accrues for estimated deactivation losses, net of cancellation fees, by creating a reserve against carrier accounts receivable.

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

         Historically, retail sales have accounted for most of the Company's net revenues. As sales of discounted and "free" cellular phones designed to attract new subscribers have increased significantly, the number of activations has increased and activation commissions have become increasingly significant to the Company's net revenues. In early 1997 the Company made a strategic decision to accept increased activation commissions in connection with certain new carrier agreements in lieu of monthly residual payments to optimize cash flow and to facilitate the Company's growth strategy. As a result, management believes that activation commissions may account for an increased share of the Company's future net revenues relative to residual income.

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

         The Company operates three store formats in regional shopping malls and power strip centers. The Company has developed two distinct mall-based store formats, free-standing kiosks and traditional "in-line" stores. The average capital expenditures for new kiosk and in-line locations approximate $34,000 and $94,000, respectively. The initial inventory for a new store approximates $32,000 for a kiosk and $47,000 for an in-line store. Management believes that the flexibility of the Company's kiosk and in-line store formats permits the Company to take advantage of the best available locations across a broad range of market areas. Pre-opening costs for new stores such as travel and the hiring and training of new employees are expensed as incurred and typically average $3,000 per store. In fiscal 1997, comparable stores generated average annual sales of approximately $500,000 (excluding two stores that generate substantially higher sales than other stores). Generally, the Company's new mall-based store sales reach normal operating levels after three months of operations. The Company's third store format is the "destination" store which is located in a power strip center. These destination stores are normally larger than the mall based stores and carry an average inventory of approximately $33,000. The majority of the Company's destination stores were acquired in the various acquisitions; consequently, the Company does not believe tracking their start up costs would be meaningful.

         The Company has completed a number of significant acquisitions in fiscal 1997 and 1998 that have affected period to period comparisons. In June 1997, the Company more than doubled the amount of its assets and previous twelve months' total net revenues by acquiring Telephone Warehouse. Effective March 1, 1998, the Company acquired Cellular Warehouse which had revenues of $38.4 million for the 12 months ended December 31, 1997. The accelerated amortization applied to the value of the residual income acquired in connection with these acquisitions is expected to have a significantly negative effect on net income in fiscal 1998 and 1999.

RESULTS OF OPERATIONS

Quarter Ended April 30, 1998 Compared to Quarter Ended April 30, 1997

         Total net revenues increased $26.0 million, or 433.3%, to $32.0 million in the third quarter of fiscal 1998 from $6.0 million in the third quarter of fiscal 1997 due to increases in retail sales, activation commissions and residual income, and to the acquisitions of Telephone Warehouse, Inc., and National Cellular Incorporated (collectively, "Telephone Warehouse") on June 30, 1997, of Cellular USA and Cellular Unlimited effective November 1, 1997, and of Cellular Warehouse effective March 1, 1998 and the resulting inclusion of the acquired entities' operations in the Company's consolidated revenues for the third quarter of fiscal 1998. Retail sales increased to $11.4 million from $3.1 million, activation commissions increased to $11.3 million from $2.6 million and residual income increased $3.8 million to $4.1 million from $290,000. Comparable store sales increased 10.7% and accounted for $600,000 or 2.3% of the increase in total net revenues. Sales relating to 66 new stores opened, 102 stores acquired since April 30, 1997, and the stores that were not yet open for 12 full months accounted for $16.4 million or 63.1% of the increase in total net revenues. The comparable stores sales growth was primarily attributable to increased advertising, Company-sponsored airtime promotions and the growth of cellular subscribers in the wireless industry overall. Wholesale sales increased $5.2 million as a result of the acquisition of Telephone Warehouse. The increase in residual income was primarily due to the inclusion of Telephone Warehouse's and Cellular Warehouse's residual income ($3.5 million for the third quarter of fiscal 1998).

         Gross profit increased $12.3 million, or 372.7%, to $15.6 million in the third quarter of fiscal 1998 from $3.3 million for the third quarter of fiscal 1997. As a percentage of total net revenues, gross profit decreased to 48.7% from 54.8% primarily due to the inclusion of Telephone Warehouse's wholesale operations, which have lower margins than the Company's retail sales.

         Selling, general and administrative expenses increased $9.7 million, or 285.3%, to $13.1 million for the third quarter of fiscal 1998 from $3.4 million in the third quarter of fiscal 1997 as a result of higher personnel, rent and related costs associated with the net addition of 86 new stores and the inclusion of the operations of Telephone Warehouse, Cellular USA, Cellular Unlimited and Cellular Warehouse for the third quarter of fiscal 1998. As a percentage of total net revenues, selling, general and administrative expenses decreased to 40.9% during the third quarter of fiscal 1998 from 57.3% in the third quarter of fiscal 1997.

         Amortization of intangibles consisted of (i) $418,000 associated with the amortization of goodwill and acquired residual income resulting from the acquisitions of Telephone Warehouse, Cellular USA, Cellular Unlimited and Cellular Warehouse and (ii) $60,000 associated with the thirty month noncompete agreement entered into in August 1996 in connection with the acquisition of Peachtree Mobility.

         Income from operations increased $1.9 million, or 597.7%, to $1.6 million in the third quarter of fiscal 1998 from a loss of $326,000 in the third quarter of fiscal 1997 and increased as a percentage of total net revenues to 5.1% from (5.5%).

         Interest expense, net increased $260,000 to $308,000 in the third quarter of fiscal 1998 from $48,000 in the third quarter of fiscal 1997 primarily due to increased bank borrowings used to finance the Company's expansion.

         Income tax provision was $563,000 in the third quarter of fiscal 1998 as compared to a tax benefit of $120,000 in the third quarter of fiscal 1997 primarily as a result of a $1.7 million increase in income before provision for income taxes and extraordinary charge.

         Income (loss) before extraordinary charge increased $1.0 million to $749,000 in the third quarter of fiscal 1998 from a loss of $254,000 in the third quarter of fiscal 1997.

         Extraordinary charge on debt retirement of $240,000, net of taxes resulted from (i) a write-off of deferred financing costs in connection with certain of the indebtedness repaid with the proceeds of the Company's new $35 million credit facility with Chase Manhattan Bank (see "Liquidity and Capital Resources") and (ii) the acceleration of unamortized discount associated with the warrants issued in connection with the repayment of such indebtedness.

         Net income was $509,000 in the third quarter of fiscal 1998 compared to a loss of $270,000 in the third quarter of fiscal 1997.

Nine Months Ended April 30, 1998 Compared to Nine Months Ended April 30, 1997

         Total net revenues increased $68.8 million, or 384.4% to $86.7 million in the nine months ended April 30, 1998 from $17.9 million in the nine months ended April 30, 1997 due to increases in retail sales, activation commissions and residual income, and to the acquisition of Telephone Warehouse, on June 30, 1997, of Cellular USA and Cellular Unlimited effective November 1, 1997 and of Cellular Warehouse effective March 1, 1998 and the resulting inclusion of the acquired entities' operations in the Company's consolidated revenues for 1998. Retail sales increased to $27.9 million from $8.7 million, activation commissions increased to $28.8 million from $8.3 million and residual income increased $8.1 million to $9.0 million from $930,000. Comparable store sales increased 13.4% and accounted for $2.3 million or 3.3% of the increase in total net revenues. Sales relating to 66 new stores opened, 102 stores acquired since April 30, 1997, and the stores that were not yet open for 12 full months accounted for $37.2 million or 54.1% of the increase in total net revenues. The comparable stores sales growth was primarily attributable to increased advertising, Company-sponsored airtime promotions and the growth of cellular subscribers in the wireless industry overall. Wholesale sales increased $21.1 million as a result of the acquisition of Telephone Warehouse on June 30, 1997. The increase in residual income was primarily due to the inclusion of Telephone Warehouse's and Cellular Warehouse's residual income ($7.7 million in the nine months ended April 30, 1998).

         Gross profit increased $27.1 million, or 273.7% to $37.0 million in the nine month period ended April 30, 1998 from $9.9 million for the nine month period ended April 30, 1997. As a percentage of total net revenues, gross profit decreased to 42.7% from 55.3% primarily due to the inclusion of Telephone Warehouse's wholesale operations, which have lower margins than the Company's retail sales.

         Selling, general and administrative expenses increased $23.0 million, or 261.4%, to $31.8 million for the nine month period ended April 30, 1998 from $8.8 million in the nine month period ended April 30, 1997 as a result of higher personnel, rent and related costs associated with the net addition of 73 new stores and the inclusion of the operations of Telephone Warehouse for the first nine months of fiscal 1998 and of Cellular USA and Cellular Unlimited for the second and third quarters of fiscal 1998 and of Cellular Warehouse for the months of March and April of fiscal 1998. As a percentage of total net revenues, selling, general and administrative expenses decreased to 36.7% during the nine month period ended April 30, 1998 from 49.2% in the nine month period ended April 30, 1997.

         Amortization of intangibles consisted of (i) $1.3 million associated with the amortization of goodwill and acquired residual income resulting from the acquisition of Telephone Warehouse on June 30, 1997, the acquisition of Cellular USA and Cellular Unlimited on November 1, 1997, and the acquisition of Cellular Warehouse on March 1, 1998, and (ii) $180,000 associated with the thirty month noncompete agreement entered into in August 1996 in connection with the acquisition of Peachtree Mobility.

         Income from operations increased $2.1 million, or 320.6% to $2.8 million in the nine month period ended April 30, 1998 from $664,000 in the nine month period ended April 30, 1997 and decreased as a percentage of total net revenues to 3.2% from 3.7%.

         Interest expense, net increased $924,000 to $1.1 million in the nine month period ended April 30, 1998 from $129,000 in the nine month period ended April 30, 1997 primarily due to increased bank borrowings used to finance the Company's expansion.

         Income tax provision was $820,000 in the nine month period ended April 30, 1998 as compared to $171,000 in the nine month period ended April 30, 1997 primarily as a result of a $1.2 million increase in income before provision for income taxes and extraordinary charge.

         Income before extraordinary charge increased $557,000 to $921,000 in the nine month period ended April 30, 1998 from 364,000 in the nine month period ended April 30, 1997.

         Extraordinary charge on debt retirement of $632,000, net of taxes resulted from (i) write-offs of deferred financing costs in connection with the indebtedness repaid with the proceeds of the Company's initial public offering, and the new $35 million credit facility with Chase Manhattan Bank and (ii) the acceleration of unamortized discount associated with the warrants issued in connection with the repayment of such indebtedness.

         Net income was $289,000 in the nine month period ended April 30, 1998 compared to a net income of $317,000 in the nine month period ended April 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements have been primarily to support its increased inventory requirements and build-out costs for new store expansion and to fund acquisitions. The Company has historically financed its liquidity needs through a combination of bank borrowings, capital contributions and cash provided by operations.

         Prior to the Company's IPO, the Company's credit facility was comprised of a $9.0 million revolving loan and $12.8 million in term loans. The Company used the proceeds of its IPO to repay all of the term loans and a portion of the shareholders loans, a portion of the revolving loan, and fund the acquisitions of Cellular USA and Cellular Unlimited. On April 2, 1998, the Company closed on a new $35 million credit facility with Chase Manhattan Bank. The new credit facility is comprised of $21.5 million in term loans, of which $19.9 million was used to fund the acquisition of Cellular Warehouse, and a $13.5 million revolver. On the closing date, the Company drew down $1.7 million on the revolver to repay the balance of the old credit facility. The Company's existing credit facility expires in April 2004 and is secured by substantially all of the Company's assets. The revolving credit facility's availability is based on a formula of eligible receivables and inventories, and as of June 10, 1998, the Company has an additional $6.1 million available for borrowing. Advances under the revolving credit line bear interest at variable percentages above the commercial paper rate. The interest rate at April 30, 1998 was 9.58%.

The Company anticipates that borrowings under existing facilities and cash provided by operations will be sufficient to meet currently foreseeable liquidity requirements.

         The Company's working capital increased $5.6 million to $7.2 million at April 30, 1998 from $1.6 million at July 31, 1997. Accounts receivable and inventory increased $19.1 million to $30.5 million at April 30, 1998 from $11.4 million at July 31, 1997. This increase was partially offset by an increase in accounts payable of $6.7 million to $13.3 million at April 30, 1998 from $6.6 million at July 31, 1997.

         The Company's net cash used in operating activities increased to $10.1 million for the nine months ended April 30, 1998 compared to $1.0 million for the nine months ended April 30, 1997. The increase in net cash used in operating activities resulted primarily from an increase in inventories and accounts receivable partially offset by an increase in current liabilities reflecting the growth in the Company's operations.

         The Company's net cash used in investing activities increased to $23.7 million for the nine months ended April 30, 1998 from $816,000 in the nine months ended April 30, 1997. The increase in cash used in investing activities was primarily attributable to capital expenditures for new stores and funding the acquisitions of Cellular Unlimited Corp., Cellular USA, Inc. and Cellular Warehouse.

         The Company's net cash provided by financing activities increased to $33.1 million in the nine months ended April 30, 1998 from $733,000 in the nine months ended April 30, 1997 primarily as a result of the Company's IPO and its new $35 million Credit Facility.

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

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits-

               27.1  Financial Data Schedule

         (b) The Company filed a form 8-K on April 2, 1998 in connection with the acquisition of Sosebee Enterprises, Inc. and Cellular Warehouse, Inc.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



LET'S TALK CELLULAR & WIRELESS, INC.



June 12, 1998                       By:      /s/ Nicolas Molina
                                             ------------------------------
                                             NICOLAS MOLINA
                                             Chief Executive Officer
                                             (principal executive officer)


June 12, 1998                       By:      /s/ Daniel Cammarata
                                             ------------------------------
                                             DANIEL CAMMARATA
                                             Chief Financial Officer
                                             (principal accounting officer)