Form 10-Q/A
period 1998-04-30
LETS TALK CELLULAR & WIRELESS INC
filed 1998-06-24
CIK 1044440

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    JULY 31,         APRIL 30,
                                                                                      1997             1998
                                                                                                    (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ................................................      $ 1,080,014      $   367,427
  Accounts receivable, net .................................................        5,706,983       15,918,311
  Inventories ..............................................................        5,712,420       14,570,270
  Prepaid expenses .........................................................          265,859        1,066,248
  Income taxes receivable ..................................................          291,099               --
  Other current assets .....................................................          600,385               --
  Deferred tax asset .......................................................          475,245          475,245
                                                                                  -----------      -----------
          Total current assets .............................................       14,132,005       32,397,501
Property and equipment,  net ...............................................        5,296,743       10,988,090
Other assets, net ..........................................................        1,353,097        3,390,567
Intangible assets, net .....................................................       13,755,696       36,867,381
                                                                                  -----------      -----------
          Total assets .....................................................      $34,537,541      $83,643,539
                                                                                  ===========      ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable ...................................................      $ 6,583,542      $13,348,337
  Bank lines of credit .....................................................        1,023,285        3,600,000
  Accrued expenses .........................................................        3,120,493        5,272,457
  Loans payable to shareholders and officers ...............................          258,100               --
  Current portion of bank term loans and obligations under capital leases ..          732,195        1,552,460
  Deferred revenues ........................................................          693,038        1,072,585
  Customer deposits ........................................................          108,673          364,935
                                                                                  -----------      -----------
          Total current liabilities ........................................       12,519,326       25,210,774
Bank term loans, less current portion ......................................       12,350,000       20,000,000
Loans payable to shareholders and officers .................................        2,000,000        2,000,000
Obligation under capital lease, less current portion .......................           32,859          521,174
Other liabilities ..........................................................           72,808        1,002,069
Deferred tax liability .....................................................          952,596          404,467
Commitments and contingencies
Shareholders' equity: ......................................................
   Preferred stock, $.01 par value, 1,000,000 shares authorized, none
   issued and outstanding ..................................................               --               --
   Common stock, $.01 par value, 50,000,000 shares authorized, 6,093,166 and
   8,749,762 shares issued and outstanding, respectively ...................           60,932           87,498
Additional paid-in capital .................................................        6,166,474       33,745,969
Retained earnings ..........................................................          382,546          671,588
                                                                                  -----------      -----------
Total shareholders' equity .................................................        6,609,952       34,505,055
                                                                                  -----------      -----------
Total liabilities and shareholders' equity .................................      $34,537,541      $83,643,539
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

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED APRIL 30,
                                                                        ----------------------------
                                                                            1997             1998
                                                                        -----------      -----------
Net revenues:
  Retail sales ...................................................      $ 8,720,261      $27,882,650
  Activation commissions .........................................        8,287,135       28,804,420
  Residual income ................................................          929,638        8,966,889
  Wholesale sales ................................................               --       21,050,515
                                                                        -----------      -----------
          Total net revenues .....................................       17,937,034       86,704,474
Cost of sales ....................................................        8,039,235       49,673,915
                                                                        -----------      -----------

Gross profit .....................................................        9,897,799       37,030,559

Operating expenses:
  Selling, general and administrative ............................        8,788,911       31,813,342
  Depreciation and amortization ..................................          285,118          985,150
  Amortization of intangible assets ..............................          160,000        1,438,938
                                                                        -----------      -----------
          Total operating expenses ...............................        9,234,029       34,237,430
                                                                        -----------      -----------


Income from operations ...........................................          663,770        2,793,129

Interest expense, net ............................................          128,604        1,052,799
                                                                        -----------      -----------

Income before provision for income taxes and extraodinary charge .          535,166        1,740,330

Provision for income taxes .......................................          171,253          819,704
                                                                        -----------      -----------

Income before extraordinary charge ...............................          363,913          920,626

Extraordinary charge on debt retirement net of taxes .............               --          631,584
                                                                        -----------      -----------

         Net income ..............................................          363,913          289,042

         Accretion of Series A Preferred Stock to redemption value           46,980               --
                                                                        -----------      -----------

         Net income applicable to common shareholders ............      $   316,933      $   289,042
                                                                        ===========      ===========

 Earnings per share:

  Basic:

         Income before extraordinary charge ......................      $      0.15      $      0.12

         Extraordinary charge ....................................               --      $     (0.08)
                                                                        -----------      -----------

         Net income applicable to common shareholders ............      $      0.15      $      0.04
                                                                        ===========      ===========

Diluted:

         Income before extraordinary charge ......................      $      0.07      $      0.12

         Extraordinary charge ....................................               --            (0.08)
                                                                        -----------      -----------

         Net income applicable to common shareholders ............      $      0.07      $      0.04
                                                                        ===========      ===========

Weighted average shares outstanding:

          Basic ..................................................        2,137,850        7,381,246
                                                                        ===========      ===========

          Diluted ................................................        4,275,700        7,390,505
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