Form 10-K405
period 1998-07-31
LETS TALK CELLULAR & WIRELESS INC
filed 1998-11-13
CIK 1044440

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    [ x ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JULY 31, 1998

                                       OR

    [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM TO _____ . _____
                          COMMISSION FILE NO. 0-23351

                      LET'S TALK CELLULAR & WIRELESS, INC.
             (Exact name of registrant as specified in its charter)

          FLORIDA                                               650292891
(State or other jurisdiction                                 (I.R.S. Employer
incorporation or organization)                              Identification No.)

              800 BRICKELL AVENUE, SUITE 400, MIAMI, FLORIDA 33131
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 358-8255

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK (PAR VALUE $.001 PER SHARE)
                                (TITLE OF CLASS)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the Company as of October 30, 1998 was approximately $10,682,322 based on the $3.125 closing sale price for the Common Stock on the NASDAQ National Market System on such date. For purposes of this computation, all executive officers and directors of the Company have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the Registrant.

         The number of shares of Common Stock of the Registrant outstanding as of October 30, 1998 was 8,749,762.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 1999 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.


===============================================================================

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Let's Talk Cellular & Wireless, Inc. (together with its subsidiaries, the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company herein or which are made orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always through the use of words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "plans," "intends," "estimated," "projection" and "outlook") are not historical facts and accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following factors: risks associated with rapid growth, the Company's ability to successfully compete, dependence on carriers, technological change and inventory obsolescence, dependence on key personnel and other risk factors that may emerge from time to time. It is not possible for management to predict all of such factors or to assess the effect of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Let's Talk Cellular & Wireless, Inc., (together with its subsidiaries, the "Company") is the largest independent specialty retailer of cellular and wireless products, services and accessories in the United States, with 248 stores located in 22 states, the District of Columbia and Puerto Rico as of July 31, 1998. The Company's stores seek to offer one-stop shopping for consumers to purchase cellular, personal communication system ("PCS"), paging, Internet, satellite, and other wireless products and services and related accessories. The Company also wholesales cellular and wireless products and accessories to more than 500 accounts, consisting primarily of distributors, carriers and smaller independent retailers.

         The Company's business strategy is to offer the most extensive assortment of wireless products and services at everyday low prices supported by knowledgeable customer service, through conveniently located and attractively designed stores. The Company believes that this strategy provides it with a competitive advantage by combining the extensive product selection, competitive prices and operating efficiencies typical of a "big box" retailer with the superior customer service and upscale shopping experience characteristic of a specialty retailer. The Company offers wireless products from well-known, name-brand suppliers such as AT&T, Ericsson, Motorola, Nokia and Sony. The Company's stores typically sell up to 30 different makes and models of cellular and PCS phones and pagers and over 1,000 stock keeping units ("SKUs") of wireless products and accessories, such as batteries, home and car chargers, vehicle adapter kits and cases. The Company supports its broad product offering with knowledgeable and personalized customer service focused on educating the consumer and identifying the most appropriate products and services for each consumer's individual needs. The Company offers everyday low prices that are competitive with other retailers and supports this policy with price guarantee, upgrade and trade-in programs.

         The Company's revenues are generated principally from four sources: retail sales, activation income, residual payments and wholesale sales. Retail sales involve the sale of cellular, PCS and wireless products, such as phones, pagers and related accessories in the Company's retail outlets. Activation income consists of payments the Company receives from the applicable wireless carrier when a customer initially subscribes for the carrier's services. The amount of the activation commission paid by carriers is based upon various service plans offered by the carriers. Residual payments are monthly payments ("residual income") made by certain carriers and pager customers. Cellular residual payments are based upon a percentage (usually 3-6%) of the customers' monthly service charges. Pager residual payments are received for the pager airtime that the Company buys wholesale from paging carriers and then resells to individuals and small businesses. Wholesale sales involve the sale of wholesale cellular and wireless products.

         Since opening its first store in 1989, the Company has grown through internal expansion and acquisitions. During fiscal 1998, the Company opened 72 new stores and acquired 85 stores; the Company plans to open 30 to 50 new stores in fiscal 1999.

RECENT ACQUISITIONS

         The Company has continued to increase the number of its stores through selective acquisitions of other specialty retailers of cellular and wireless products. During fiscal 1998, the Company acquired 85 stores in 9 states, thereby gaining immediate access to desirable markets and locations, qualified sales personnel and, in some cases, an existing subscriber base. The Company intends to change the names of all of the acquired stores to "Let's Talk Cellular & Wireless," increase in-stock merchandise availability and integrate the accounting, sales and administrative functions into the Company's corporate offices. The following are brief descriptions of the Company's significant acquisitions.

         CELLULAR WAREHOUSE ACQUISITION. Effective March 1, 1998, the Company completed the acquisition of all the outstanding capital stock of Sosebee Enterprises, Inc. and Cellular Warehouse, Inc. (collectively, "Cellular Warehouse") thereby acquiring one of BellSouth's largest agents in the southeast. Cellular Warehouse operates 57 retail stores in 6 states. For the twelve months ended December 31, 1997, Cellular Warehouse had total net revenues of $38.4 million. The purchase price consisted of $20.0 million in cash and 550,000 shares of the Company's common stock, par value to $.01 per share (the "Common Stock").

         CELLULAR UNLIMITED ACQUISITION. In December 1997, the Company acquired substantially all of the assets of Cellular Unlimited, one of Cellular One's largest agents in upstate New York, which operates 15 retail stores. For the twelve months ended July 31, 1997, Cellular Unlimited had total net revenues of approximately $6.4 million. The purchase price was $2.2 million and up to $225,000 in certain contingent payments in each of the six-month periods ending July 31, 1998, January 31, 1999 and July 31, 1999 for an aggregate amount of $675,000.

         CELLULAR USA ACQUISITION. In December 1997, the Company acquired all of the outstanding capital stock of Cellular USA, one of AT&T's largest agents in Las Vegas, which operates six retail stores. For the twelve months ended July 31, 1997, Cellular USA had total net revenues of approximately $3.0 million. The purchase price was $1.7 million and certain contingent payments of up to an aggregate of $175,000 in 1998 and 1999.

         TELEPHONE WAREHOUSE ACQUISITION. In June 1997, the Company acquired Telephone Warehouse in exchange for 1,817,468 shares of the Company's Common Stock and the assumption of $13.1 million of indebtedness. Telephone Warehouse was one of the largest AT&T agents in the southwestern United States and operates 25 specialty cellular and wireless retail stores in Texas, Missouri and Kansas. It also wholesales cellular and wireless products to over 500 regional and local retailers, distributors and carriers.

         PEACHTREE MOBILITY. In August 1996, the Company acquired Peachtree Mobility, one of Air-Touch Cellular's largest Atlanta agents, which operated five retail stores for $850,000 in cash.

INDUSTRY OVERVIEW

         The wireless communications industry has grown substantially in recent years. Cellular telephone service has been one of the fastest growing markets within the industry. Since the inception of the cellular phone industry in 1983, the number of U.S. cellular subscribers has grown to approximately 55 million by year end of 1997, having grown at an annual compound rate of 41% during the previous five years. It is estimated that as of December 1997 this subscriber base reflected an average market penetration of only 20.4%, based on the U.S. population. In 1996, PCS wireless services were introduced in selected regions of the U.S., which resulted in approximately 300,000 subscribers by year end. Paul Kagan Associates, Inc. projects that by the year 2000 the number of cellular and PCS subscribers in the U.S. will reach approximately 89 million.

         The industry has seen a shift in the distribution of cellular and wireless services, products and accessories in the United States. For many years cellular and wireless products and services were distributed to consumers directly through telemarketing, direct mail, direct sales forces and, to a lesser extent, carrier-owned retail outlets. As wireless services and products have become more affordable, the market has expanded significantly and shifted to a broader consumer base, which purchases for, among other reasons, convenience and security purposes.

TYPICAL RETAIL TRANSACTIONS

         CELLULAR. In a typical cellular retail transaction, a customer subscribes for service with one carrier and receives a phone for free or at a substantial discount to its retail value. The Company's cost for the "free" phone, approximately $100-$140, is more than offset by an activation commission paid by the carrier, and by volume bonuses and co-op advertising payments. In some cases, the carrier pays the Company 3-6% of the customer's ongoing monthly service bills as residual payments for as long as the subscription remains in effect. The Company seeks to supplement its sales with wireless accessories, such as batteries, chargers and carrying cases, which generate a high average gross margin for the Company.

         PCS. In a typical PCS retail transaction, the customer buys the phone from the Company at a price in excess of the Company's cost and subscribes for service with a selected PCS carrier. The Company does not typically receive activation commissions or residual payments in connection with its recent sales of PCS phones but instead acquires PCS phones from carriers at a significantly reduced cost than that paid by the PCS carrier. The Company, in turn, resells such phones at a profit.

         PAGING. In a typical paging retail transaction, the customer buys a pager and three months of service at one low price. Alternatively, a customer can simply purchase a pager at full retail price. In each case, the customer's initial payment exceeds the cost of the pager.

SALES AND MARKETING

         The Company's marketing strategy is to attract new customers, create name awareness and promote repeat business through its use of local radio, direct mail, television and print media as well as in-store promotional programs and special price and product offerings. The Company seeks to place its stores in highly visible locations where its distinctive store design will attract the attention of prospective customers. The Company believes that its mall based stores benefit from increased traffic flow created by the advertising, marketing and promotional efforts of the mall itself as well as other mall tenants. The Company clusters stores in target markets in order to provide it with a sufficient base to leverage management, marketing and advertising efforts.

         The Company's marketing programs are supplemented by carriers and suppliers in the form of cooperative advertising allowances, market development funds, and new store allowances. For fiscal 1998, the Company received an aggregate of $5.5 million of such funds. Cooperative advertising allowances are provided for store advertising that features their services or products. Market development funds are additional funds provided for marketing and advertising in new markets. New store allowances are funds provided to offset the costs of developing new stores.

CARRIER AGREEMENTS

         Generally, the Company's stores offer cellular and PCS telephone services and paging service pursuant to carrier agreements between one or more of the carriers operating in the geographic area where the store is located and the Company. There are only two licensed cellular carriers in a geographic market. In each market the Company has an exclusive agreement with one such cellular carrier. The Company's cellular carrier agreements range in duration from one to five years. In some of the Company's cellular carrier agreements, the Company receives activation commissions and monthly residual fees based on the number of subscribers enlisted and the volume of their usage. The Company can receive bonus commissions when the volume of activations exceeds certain levels. There are up to five PCS carriers in a geographic market, depending on the size of the market, and therefore, the Company's PCS carrier agreements are nonexclusive. The Company typically offers multiple PCS services to its customers. The Company's PCS carrier agreements are typically for a term of one year. In fiscal 1998, 1997 and 1996 sales to the following carriers represented more than 10% of the Company's net revenues: (i) BellSouth Mobility represented 16%, 12% and 23%, respectively; (ii) AirTouch Cellular represented 8%, 12% and 0%, respectively; and (iii) Bell Atlantic/NyNex represented 6%, 13% and 11%, respectively. Management believes that in most instances, the cancellation or non-renewal of any of its carrier agreements would not have a material adverse effect on the Company's financial condition or results of operations, as it believes that a canceled agreement could likely be replaced with an agreement with one of the carrier's competitors. However, in certain markets where the Company receives substantial residual payments from the carrier, the cancellation or non-renewal could have a significant effect on the Company's financial condition and results of operations. The Company is also a reseller of paging services, buying blocks of paging time from paging carriers at a substantial discount and reselling paging services to its customers. The Company's paging carrier agreements range in duration from one to 10 years. Paging customers are charged a monthly fee for local service and additional fees for service in other markets.

SUPPLIERS

         The Company purchases its inventory from a variety of sources, such as suppliers, carriers and other large wholesale distributors. The Company purchases all of its inventory through a centralized purchasing department that tracks the inventory needs of each of its stores. The Company deals with its suppliers on an order-by-order basis and seeks to find the lowest price with quantity discounts. The purchasing department negotiates payment terms, vendor financing of inventory and merchandise discounts with suppliers. The Company currently purchases inventory from approximately 30 suppliers. Because cellular and wireless products can be sourced from numerous suppliers, the Company does not believe it is dependent on any particular source of supply for its inventory needs.

         The acquisition of Telephone Warehouse has enabled the Company to purchase inventory at lower prices using volume discounts associated with the wholesale business. The wholesale business maintains competitive pricing by purchasing products from multiple sources such as suppliers, carriers and large distributors, often on a "spot" basis to take advantage of discounts. The wholesale business combined with continued new store expansion has given the Company increased purchasing capabilities and has enabled the Company to qualify for better quantity discounts.

SITE SELECTION

         The Company's strategy for opening stores is to seek prime locations in regional shopping malls, power strip centers or other high traffic locations in selected geographic markets having attractive demographic statistics. Markets for new stores are selected on the basis of factors such as attractive demographics, household income levels, growth potential and real estate availability. Within a specific market, management carefully selects each site by evaluating store location, visibility, accessibility and walk-by traffic volume, among other factors. Management believes that the Company's market presence, established relationships with national developers, attractive store design and high average sales volume per square foot give the Company a competitive advantage in securing desirable locations on attractive terms.

STORE COMPOSITION

         The Company currently has store locations in 13 of the top 20 wireless markets in the United States. The Company believes that there are continued expansion opportunities in existing markets as well as new markets. Since opening its first store in 1989, the Company has grown through internal expansion and acquisitions, and operated 248 stores as of July 31, 1998. The following table shows the development of the Company's stores during the past five years:

                                                              Fiscal Year Ended July 31,
                                                     --------------------------------------------
                                                     1998      1997      1996      1995      1994
                                                     ----      ----      ----      ----      ----
Open at beginning of year....................         93        25        22         8         4
Opened during year...........................         72        45         5        14         4
Acquired during year.........................         85        24        --        --        --
Closed during year...........................          2         1         2        --        --
                                                     ----      ----      ----      ----      ----
Open at end of year..........................        248        93        25        22         8

         The Company operates three store formats in regional shopping malls and power strip centers. The Company has developed two distinct mall-based store formats, free standing kiosks and traditional "in-line" stores. The Company believes that the flexibility of its kiosk and in-line store formats permit the Company to take advantage of the best available locations across a broad range of market areas. The Company's third store format is the "destination" store which is located in a power strip center.

WHOLESALE OPERATIONS

         The Company wholesales cellular phones and accessories to over 500 accounts, consisting primarily of distributors, carriers and smaller independent retailers. The Company seeks to provide superior customer service as compared to larger distributors in the industry by locating "hard to find" items, responding quickly to customer inquiries and credit decisions, quickly turning around repairs and providing same day shipping service. The wholesale business maintains competitive pricing by purchasing products from multiple sources such as suppliers, carriers and large distributors, often on a "spot" basis to take advantage of discounts. The Company believes its wholesale business serves a niche market in which customers are willing to pay higher prices for better customer service. Management plans to continue to grow the wholesale business because it believes the business will continue to complement the Company's retail operations by providing economies of scale for purchasing and distributing products and enabling the Company to purchase its cellular and wireless product inventory through its wholesale operations at lower cost.

MANAGEMENT INFORMATION SYSTEMS

         The Company believes that a high level of technology and automation are essential to its business and therefore has invested considerable resources in computer hardware and systems applications. These systems integrate all major aspects of the Company's business including monitoring of sales, inventory and financial reporting. The majority of the Company's stores are equipped with point-of-sale terminals which are linked to the central computer at the Miami headquarters. These point of sale terminals are polled nightly and provide sales, cost, gross margin and commission information from each location. The Company is in the process of upgrading its point of sale system, whereby all company stores will be operating on the same system which will be linked with the Company's accounting systems. This point-of-sale system will accommodate the Company's future growth plans. The Company has completed its analysis of its management information systems with respect to year 2000 issues. The conversion process is expected to be completed by mid-calendar year 1999 and is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

COMPETITION

         The Company is the largest independent specialty retailer of cellular and wireless products and services. However, the industry is characterized by intense competition, is highly fragmented and is composed of national chains of "big box" electronic and consumer goods retailers, carrier-owned retail stores, and regional and local chains of other specialty cellular retailers, among others. Certain of the Company's competitors have significantly greater resources than the Company. Competition is based in part on local market conditions and varies from one location or geographic area to another. The Company believes that the primary elements of competition in the industry are price, breadth of product, in-stock availability of products and services that meet the latest industry trends, level of customer service and convenience of store location. The Company believes it competes favorably with national and regional retailers.

EMPLOYEES

         As of July 31, 1998, the Company had approximately 989 employees, of whom approximately 816 are involved in retail operations, 9 are involved in wholesale operations and 164 are corporate office personnel. None of the Company's employees are covered by a collective bargaining agreement and management believes that the Company's relations with its employees are good.

SERVICEMARKS

         The Company has filed an application to register the name "Let's Talk Cellular & Wireless" and the Company's logo as a servicemark in the United States Patent and Trademark Office. The Company is actively engaged in a program to consolidate its store operations under the "Let's Talk Cellular & Wireless" tradename and achieve a consistent and distinctive store appearance.

REGULATION

         Compliance by the Company with federal, state and local laws and regulations, including, without limitation, environmental protection laws, has not had, and is not expected to have, a material effect on capital expenditures, earnings or the competitive position of the Company.

         The Company's principal executive offices are located at 800 Brickell Avenue, Suite 400, Miami, Florida 33131, and its telephone number is (305) 358-8255.

ITEM 2.  PROPERTIES

PROPERTIES

         The Company currently leases all of its existing store locations other than one store in Texas. The Company expects that its policy of leasing rather than owning will continue as it expands. The Company's leases generally provide for initial lease terms ranging from three to five years for kiosks and up to 10 years for in-line and power strip stores. Rent is generally computed as a percentage of the store's gross sales in excess of a fixed minimum base rent plus a portion of the mall common area maintenance expenses, taxes, insurance and electrical service for the premises and mall common areas. Lease rental payments are also subject to annual increases for taxes, common area maintenance and insurance. As current leases expire, the Company believes that it will generally be able either to obtain lease renewals if desired for present store locations, or to obtain leases for equivalent or better locations in the same general area.

         In addition to its stores, the Company currently leases approximately 36,000, 9,220 and 6,000 square feet buildings in Grand Prairie, Texas, Miami, Florida and Dunwoody, Georgia, respectively, for its distribution facilities. The Company leases approximately 11,000 square feet of office space in Miami, Florida, for its corporate headquarters, which management believes will be adequate for the Company's anticipated growth. The Company also owns an approximately 4,600 square foot building in Irving, Texas, which it uses as a retail store.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended July 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock commenced trading on the Nasdaq National Market under the symbol "LTCW" on November 24, 1997. The following table sets forth, for the periods indicated, the high and low sale prices of shares of the Common Stock as reported on the Nasdaq National Market.

                                                                                     HIGH             LOW
                                                                                     ----             ---
         FISCAL 1998:
           Second Fiscal Quarter (November 24 to January 31)..............          $12 1/4        $  8 1/8
           Third Fiscal Quarter...........................................          $24            $ 10 3/4
           Fourth Fiscal Quarter..........................................          $19 1/2        $  4 3/16

         FISCAL 1999:

           First Fiscal Quarter...........................................          $ 4 3/4        $  1 7/8

          On October 30, 1998, the last reported sale price for the Company's Common Stock on the Nasdaq National Market was $3.125 per share, with a high of $3.25 per share and a low of $2.9375 per share. As of October 30, 1998, the Company had 36 stockholders of record (including brokerage firms and other nominees).

         The Company has not paid dividends to holders of its Common Stock during fiscal 1997 and fiscal 1998 and does not intend to pay cash dividends to holders of its Common Stock for the foreseeable future. Instead, the Company intends to apply earnings, if any, to finance its growth. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, restrictions contained in financing agreements, results of operations, capital requirements and such other factors as the Board of Directors may consider relevant.

         On April 2, 1998, the Company issued 550,000 shares of the Company's Common Stock in connection with the acquisition of Cellular Warehouse which was effective March 1, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below has been derived from the consolidated financial statements of the Company.

                                                                 FISCAL YEAR ENDED JULY 31,
                                            ----------------------------------------------------------------------
                                               1998           1997           1996           1995           1994
                                            ----------     ----------     ----------     ----------     ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF OPERATIONS
   DATA:
Net revenues:
   Retail sales ...................             41,155     $   13,230     $    8,152     $    6,120     $    3,572
   Activation commissions .........             41,847         12,575          4,366          1,651            461
   Residual income ................             13,267          1,948          1,075            533            228
   Wholesale sales ................             26,218          2,309             --             --             --
                                            ----------     ----------     ----------     ----------     ----------
     Total net revenues ...........            122,487         30,062         13,593          8,304          4,261
Cost of sales .....................             68,411         14,823          6,509          4,260          2,128
                                            ----------     ----------     ----------     ----------     ----------
Gross profit ......................             54,076         15,239          7,084          4,044          2,133
Selling, general and
   administrative expenses ........             47,242         14,073          6,601          3,896          1,918
Depreciation and amortization .....              1,797            451            225            100             43
Amortization of intangibles .......              2,359            418             --             --             --
                                            ----------     ----------     ----------     ----------     ----------
Income from operations ............              2,678            297            258             48            172
Interest expense, net .............             (1,769)          (340)          (153)           (40)           (13)
                                            ----------     ----------     ----------     ----------     ----------
Income (loss) before
   provision for income taxes .....                909            (43)           105              8            159
Income tax provision ..............                544              3             39             --             70
                                            ----------     ----------     ----------     ----------     ----------
Income (loss) before
   extraordinary charge ...........                365     $      (46)    $       66     $        8     $       89

Extraordinary charge on debt
   retirement (net of taxes) ......                632             --             --             --             --
                                            ----------     ----------     ----------     ----------     ----------
Net income (loss) .................         $     (267)    $      (46)    $       66     $        8     $       89
                                            ==========     ==========     ==========     ==========     ==========
Net income (loss) applicable
   to common shareholders .........         $     (267)    $     (366)    $       66     $        8     $       89
                                            ==========     ==========     ==========     ==========     ==========
Net income (loss) per share
   applicable to
   common shareholders(1)(2)(3) ...         $     (.03)    $     (.07)    $      .01     $       --     $      .01
                                            ==========     ==========     ==========     ==========     ==========
Weighted average shares
   outstanding (basic) ............          7,726,187      6,199,762      6,199,762      6,199,762      6,199,762
                                            ==========     ==========     ==========     ==========     ==========
Weighted average shares
   outstanding (diluted) ..........          7,753,960      6,199,762      6,199,762      6,199,762      6,199,762
                                            ==========     ==========     ==========     ==========     ==========
SELECTED OPERATING DATA:
EBITDA(4) .........................         $    6,834     $    1,203     $      492     $      148     $      215
                                            ==========     ==========     ==========     ==========     ==========
Net cash provided by
   (used in) operating activities .         $   (8,629)    $     (472)    $      252     $       92     $       17
                                            ==========     ==========     ==========     ==========     ==========
Net cash used in investing
   activities .....................         $  (26,104)    $   (1,666)    $   (2,530)    $     (809)    $     (182)
                                            ==========     ==========     ==========     ==========     ==========
Net cash provided by
   financing activities ...........         $   35,351     $    1,860     $    3,393     $      895     $      148
                                            ==========     ==========     ==========     ==========     ==========
Stores open at end of period:
   Kiosk ..........................                 74             35             14             13              5
   In-Line ........................                 91             39             11              9              3
   Destination ....................                 83             19             --             --             --
                                            ----------     ----------     ----------     ----------     ----------
     Total ........................                248             93             25             22              8
Percentage change in comparable
   store sales (5) ................                5.1%           5.4%          11.5%          10.5%          (2.2)%
Average comparable
   store sales (6) ................         $  513,000     $  500,000     $  462,000     $  450,000     $  442,000
Total gross square feet
   at end of period ...............            233,624         96,093          9,529          7,006          2,447

                                                       AS OF JULY 31,
                                 --------------------------------------------------------
                                   1998         1997       1996         1995         1994
                                 --------     --------    -------      ------        ----
                                                       (IN THOUSANDS)
BALANCE SHEET DATA
Working capital (deficiency).    $  3,273     $  1,613    $   779       ($110)        $144
Total assets.................      86,491       34,538      6,646       3,324          947
Long-term debt...............      19,596       14,383        474         328           26
Preferred stock..............          --           --      2,937          --           --
Shareholders' equity.........      33,920        6,610        693         621          362

(1) The fair value of the Common Stock distributed to the holder of the Company's Series A Preferred Stock in order to induce the conversion of the Series A Preferred Stock to Common Stock of $320,000 is deducted from net loss for purposes of calculating net loss per share applicable to common shareholders for fiscal 1997.
(2) Accretion to redemption value of the Series A Preferred Stock of $62,640, has been deducted from net income (loss) for purposes of calculating net income (loss) per share applicable to common shareholders for fiscal
      1997.
(3)   This represents both basic and diluted earnings per share.
(4)   EBITDA is defined as net income (loss) before extraordinary charge plus
      (i) provision for income taxes, (ii) gross interest expense and (iii) depreciation and amortization. EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles ("GAAP")), but because it is a widely accepted supplemental financial measure, and management believes it provides relevant and useful information. The Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate this non-GAAP measure in the same fashion. The Company's EBITDA calculation is not intended to represent cash provided by (used in) operating activities, since it does not include interest and taxes and changes in operating assets and liabilities, nor is it intended to represent the net increase in cash, since it does not include cash provided by (used in) investing and financing activities. As such, EBITDA does not address cash used to support increased inventory requirements and build-out costs for new store expansion and to fund acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of significant trends and cash requirements not captured by EBITDA.
(5) A store becomes comparable after it has been owned and operated by the Company for at least 12 full months. Comparable store sales are comprised of retail sales and activation income at the Company's retail stores, but do not include residual income.
(6) Represents the average retail sales and activation income on a store by store basis only for stores owned and operated by the Company for at least 12 full months as of period end. Therefore, period to period figures may not be comparable.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is the largest independent specialty retailer of cellular and wireless products, services and accessories in the United States, with 248 stores located in 22 states, the District of Columbia and Puerto Rico as of July 31, 1998. During fiscal 1998 the Company acquired 85 and built 72 stores.

         The Company's revenues are generated principally from four sources:

                   (i) RETAIL SALES. The Company sells cellular and wireless products, such as phones, pagers and related accessories in the Company's retail outlets.

                  (ii) ACTIVATION COMMISSIONS. The Company receives an activation commission from the applicable cellular carrier when a customer initially subscribes for the cellular carrier's service. The amount of the activation commission paid by cellular carriers is based upon various service plans offered by the carriers and is recognized by the Company at the time of sale. New subscription activation commissions are fully refundable if the subscriber cancels its subscription prior to completion of a minimum period of continuous active service (generally 180 days). Customers generally sign a service agreement with the Company that requires a customer deposit that is forfeited in the event of early cancellation. The Company then applies the customer's deposit to reduce or offset its resulting deactivation loss owed to the carrier. The Company accrues for estimated deactivation losses, net of cancellation fees, by creating a reserve against carrier accounts receivable. The reserve is reflective of the historical cancellation experience.

                 (iii) RESIDUAL INCOME. The Company receives monthly payments made by certain cellular carriers and pager customers. Cellular residual payments are based upon a percentage (usually 3-6%) of the customers' monthly service charges and are recognized as income when received. Pager residual payments are received on a monthly basis directly from pager customers for the pager airtime that the Company buys wholesale from paging carriers and then resells to individuals and small businesses.

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

         Historically, retail sales have accounted for most of the Company's net revenues. As sales of discounted and "free" cellular phones designed to attract new subscribers have increased significantly, the number of activations has increased and activation commissions have become increasingly significant to the Company's net revenues. Activation commissions for the Company were $41.8 million, $12.6 million and $4.4 million in fiscal 1998, 1997 and 1996, respectively. In fiscal 1997, the Company made a strategic decision to accept increased activation commissions in connection with certain new carrier agreements in lieu of monthly residual payments to optimize cash flow and to facilitate the Company's growth strategy. As a result, management believes that activation commissions may account for an increased share of the Company's future net revenues relative to residual income.

         To date, the cost of wireless products has gradually decreased over time. With such lower costs, the Company typically has offered lower prices to attract more subscribers, which has increased its total activation commissions and contributed to gross profit improvements. Consequently, the Company believes that as prices of wireless products decrease they become more affordable to consumers, expanding the wireless communications market and creating an opportunity to attract new subscribers and increase activation commissions.

         On December 1, 1997, the Company completed an initial public offering ("IPO") of its Common Stock. On October 20, 1997, the Company effected a 3.289 for 1 stock split and immediately prior to the IPO, the Company issued 106,696 shares of its Common Stock upon exercise of warrants held by the Company's bank lender. In the IPO, 2,337,245 shares of common stock were sold, of which 2,000,000 shares were sold by the Company and 337,245 shares were sold by selling shareholders. The Company's net proceeds from the IPO were used to repay the then outstanding balance on bank term loans totaling $12.9 million, a portion of the line of credit amounting to $4.9 million and shareholder loans totaling $258,100 and to fund the acquisitions of Cellular Unlimited Corp. and Cellular USA, Inc. See Note (3) - of the notes to the Company's consolidated financial statements referenced in Part II item 8 of this Form 10-K for further details of the IPO. In connection with the repayment of debt, the Company incurred a write-off of deferred financing costs of approximately $391,000, net of tax, in connection with the repayment of bank indebtedness as a result of the IPO and bank refinancing.

         The Company acquired 85 stores in connection with corporate acquisitions during fiscal year 1998. Acquisitions have a significant effect on the Company's results of operations and financial position and cause substantial fluctuations in the Company's quarterly and yearly operating results. The Company has accounted for all of its acquisitions using the purchase method of accounting and, as a result, does not include in its financial statements the results of operations of the acquired company prior to the date it was acquired by the Company. Any goodwill of an acquisition is amortized over a 30-year period while the portion of the purchase price allocated to residual income is amortized on an accelerated basis (typically four to seven years) according to the anticipated timing of acquired cash flows. Consequently, the accelerated amortization applied to the value of the residual income acquired in connection with the Telephone Warehouse acquisition and the Cellular Warehouse acquisition is expected to have a significantly negative effect on net income for the next two fiscal years.

         In most cases acquired companies were operated with different strategic and financial objectives. Former management sought to maximize cash flow and shareholder distributions, rather than reinvest earnings in new store growth. As a result, certain of the acquired companies' net revenues and number of stores did not grow significantly in recent years.

RESULTS OF OPERATIONS

         The following table summarizes for the periods presented certain selected income statement data of the Company expressed as a percentage of total net revenues:

                                                                  FISCAL YEAR
                                                                 ENDED JULY 31,
                                                         ------------------------------
                                                          1998         1997        1996
                                                         -----        -----       -----
Total net revenues...............................        100.0%       100.0%      100.0%
Cost of sales....................................         55.9         49.3        47.9
                                                         -----        -----       -----
Gross profit.....................................         44.1         50.7        52.1
Selling, general and administrative expenses.....         38.6         46.8        48.6
Depreciation and amortization....................          1.5          1.5         1.7
Amortization of intangibles......................          1.9          1.4          --
                                                         -----        -----       -----
Income from operations...........................          2.2          1.0         1.8
Interest expense, net............................          1.4          1.1         1.1
Income tax provision.............................          0.4          --          0.3
                                                         -----        -----       -----
Income (loss) before extraordinary charge........          0.3         (0.1)        0.4
Extraordinary charge on debt retirement
   (net of tax)..................................          0.5           --          --
                                                         -----        -----       -----
Net income (loss)................................         (0.2)%       (0.1)%       0.4%
                                                         =====        =====       =====
Number of stores at end of period................          248           93          25

YEAR ENDED JULY 31, 1998 COMPARED TO YEAR ENDED JULY 31, 1997

         TOTAL NET REVENUES increased $92.4 million, or 307.4%, to $122.5 million in fiscal 1998 from $30.1 million in fiscal 1997. The increase in revenues is due to increases in retail sales, activation commissions and residual income, and to the acquisitions of Telephone Warehouse, on June 30, 1997, of Cellular USA and Cellular Unlimited effective November 1, 1997, and of Cellular Warehouse effective March 1, 1998 and the resulting inclusion of the acquired entities operations in the Company's consolidated revenues for the applicable period in fiscal 1998. Retail sales increased 211.1% to $41.2 million from $13.2 million, activation commissions increased 232.8% to $41.8 million from $12.6 million and residual income increased $11.3 million or 581.0% to $13.3 million from $1.9 million. Comparable store sales increased 5.1% and accounted for $1.3 million, or 1.4% of the increase in total net revenues. Sales relating to 72 new stores opened, 85 stores acquired since July 31, 1997 and the 61 stores that were not yet open for 12 full months accounted for $55.9 million, or 60.5%, of the increase in total net revenues. The comparable stores sales growth was primarily attributable to increased advertising, Company-sponsored airtime promotions and the growth of cellular subscribers in the wireless industry overall. Wholesale sales increased to $26.2 million from $2.3 million as a result of the Telephone Warehouse acquisition on June 30, 1997. Residual income increased to $13.3 million in 1998 from $1.9 million in 1997. The increase in residual income is due to the inclusion of 12 months of Telephone Warehouse residual income in 1998 as compared to 1 month in 1997, the inclusion of five months of Cellular Warehouse residual income and the additional cellular subscribers due to the increase in the number of activations resulting from the various acquisitions and the Company's store expansion. The Company had 248 stores open at July 31, 1998 as compared to 93 at July 31, 1997.

         GROSS PROFIT increased $38.9 million, or 254.8% to $54.1 million in fiscal 1998 from $15.2 million in fiscal 1997. As a percentage of total net revenues, gross profit decreased to 44.1% from 50.7% primarily due to the inclusion of Telephone Warehouse's wholesale operations in the Company's operations for a full fiscal year. The Company's wholesale operations have a significantly lower margin (4.8% for fiscal 1998) than its retail operations.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $33.2 million, or 235.7%, to $47.2 million for fiscal 1998 from $14.1 in fiscal 1997. The increase was primarily a result of higher personnel, rent and related costs associated with the opening of 72 stores and the inclusion of the operations of the various acquisitions for the applicable period during the year. The Company has continued to enter new markets which has resulted in higher advertising costs. In addition, the Company has incurred additional expenses relating to infrastructure investments to support the expansion program. As a percentage of total net revenues, selling, general and administrative expenses decreased to 38.6% during fiscal 1998 from 46.8% in fiscal 1997.

         AMORTIZATION OF INTANGIBLES consisted of (i) $2.1 million associated with the amortization of goodwill and acquired residual income resulting from the acquisition of Telephone Warehouse on June 30, 1997, the acquisition of Cellular USA and Cellular Unlimited on November 1, 1997, and the acquisition of Cellular Warehouse on March 1, 1998, and (ii) $240,000 associated with the thirty month noncompete agreement entered into in August 1996 in connection with the acquisition of Peachtree Mobility. The Company expects the amortization of intangibles to increase next fiscal year as a result of a full year of amortization relating to the Cellular USA, Cellular Unlimited and Cellular Warehouse acquisitions.

         INCOME FROM OPERATIONS increased $2.4 million, or 801.3% to $2.7 million for the year ended July 31, 1998 from $297,000 for fiscal 1997 and increased as a percentage of total net revenues to 2.2% from 1.0%.

         INTEREST EXPENSE, NET increased $1.4 million to $1.8 million for the year ended July 31, 1998 from $340,000 for the year ended July 31, 1997 primarily due to increased bank borrowings used to finance the Company's expansion.

         INCOME TAX PROVISION was $544,000 for the year ended July 31, 1998 as compared to $3,000 for the year ended July 31, 1997 primarily as a result of a $900,000 increase in income before provision for income taxes and extraordinary charge and the non-deductibility of the amortization of goodwill resulting from the Telephone Warehouse acquisition.

         INCOME BEFORE EXTRAORDINARY CHARGE increased $411,000 to $365,000 in the year ended July 31, 1998 from $(46,000) in the year ended July 31, 1997.

         EXTRAORDINARY CHARGE ON DEBT RETIREMENT of $632,000, net of taxes resulted from (i) a write-off of deferred financing costs in connection with certain of the indebtedness repaid with the proceeds of the Company's initial public stock offering, (ii) the acceleration of unamortized discount associated with the warrants issued in connection with the repayment of such indebtedness and (iii) the write off of additional deferred financing costs as a result of the refinancing of the Company's debt.

         NET LOSS was $267,000 in the year ended July 31, 1998 compared to a net loss of $366,000 in the year ended July 31, 1997.

YEAR ENDED JULY 31, 1997 COMPARED TO YEAR ENDED JULY 31, 1996

         TOTAL NET REVENUES increased $16.5 million, or 121.2%, to $30.1 million in fiscal 1997 from $13.6 million in fiscal 1996 due to increases in retail sales, activation commissions and residual income, and to the acquisition of Telephone Warehouse on June 30, 1997 and the resulting inclusion of Telephone Warehouse's operations in the Company's consolidated revenues for the month of July 1997. Retail sales increased 62.3% to $13.2 million from $8.2 million, activation commissions increased 188.0% to $12.6 million from $4.4 million and residual income increased $873,000, or 81.2%, to $1.9 from $1.1 million. Comparable store sales increased 5.4% and accounted for $634,000, or 3.8%, of the increase in total net revenues. Sales relating to 45 new stores opened, 24 stores acquired since July 31, 1996 and the four stores that were not yet open for 12 full months accounted for $12.6 million, or 76.3%, of the increase in total net revenues. The comparable stores sales growth was primarily attributable to increased advertising during the holiday season in the second fiscal quarter and the growth of cellular subscriptions in the wireless communication industry overall. Wholesale sales increased to $2.3 million as a result of the acquisition of Telephone Warehouse on June 30, 1997. The increase in residual income was due to the inclusion of Telephone Warehouse's residual income ($720,000 for the month of July 1997), the increase in the number of cellular activations (43,360 in fiscal 1997 as compared to 14,803 in fiscal 1996) and the addition of cellular subscribers resulting from the Peachtree Acquisition and the Company's store expansion. The Company had 93 stores open at July 31, 1997 as compared to 25 at July 31, 1996.

         GROSS PROFIT increased $8.1 million, or 115.1%, to $15.2 million in fiscal 1997 from $7.1 million in fiscal 1996. As a percentage of total net revenues, gross profit decreased to 50.7%, from 52.1%, primarily due to the inclusion of Telephone Warehouse's wholesale operations, which have lower margins than the Company's retail sales.

         SELLING, GENERAL AND ADMINISTRATIVE expenses increased $7.5 million, or 113.2%, to $14.1 million in fiscal 1997 from $6.6 million in fiscal 1996, primarily as a result of higher personnel, rent and related costs associated with the opening of 45 stores, the acquisition of five Peachtree Mobility stores and the inclusion of Telephone Warehouse's operations for the month of July 1997. Higher advertising costs were incurred in connection with entering new markets and additional expenses related to infrastructure investments were incurred to support this expansion. A charge of $264,000 was recorded in fiscal 1997 in connection with the write-off of assets associated with underperforming stores and one store closing. As a percentage of total net revenues, selling, general and administrative expenses decreased to 46.8% during fiscal 1997 from 48.6% in fiscal 1996.

         AMORTIZATION OF INTANGIBLES consisted of (i) $220,000 associated with the thirty month noncompete agreement entered into in August 1996 in connection with the Peachtree Acquisition, and (ii) $198,000 associated with the amortization of goodwill and acquired residual income resulting from the acquisition of Telephone Warehouse on June 30, 1997.

         INCOME FROM OPERATIONS increased $39,000 to $297,000 in fiscal 1997 from $258,000 in fiscal 1996 and decreased as a percentage of total net revenues to 1.0% from 1.9%.

         INTEREST EXPENSE, NET increased $187,000 to $340,000 in fiscal 1997 from $153,000 in fiscal 1996 primarily due to increased bank borrowings.

         INCOME TAX PROVISION was $3,000 in fiscal 1997 as compared to $39,000 in fiscal 1996 primarily as a result of a $148,000 decrease in income before provision for income taxes.

         NET LOSS was $46,000 in fiscal 1997 compared to net income of $66,000 in fiscal 1996.

         NET LOSS APPLICABLE TO COMMON SHAREHOLDERS was $366,000 in fiscal 1997 as compared to $66,000 of income in fiscal 1996 primarily due to the fair value of the Common Stock, $320,000, distributed to the preferred shareholder to induce conversion of the Series A Preferred Stock. This amount is reflected as a deduction from net loss.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements have been primarily to fund acquisitions, support its increased inventory requirements and build-out costs for new store expansion. The Company has financed its liquidity needs through a combination of borrowings, capital contributions, stock issuance and cash provided by operations.

         Prior to the Company's IPO, the Company's credit facility was comprised of a $9.0 million revolving loan and $12.8 million in term loans. The Company used the proceeds of its IPO to repay all of the term loans and the shareholders loans, and a portion of the revolving loan, and to fund the acquisitions of Cellular USA and Cellular Unlimited. In connection with the Cellular Warehouse Acquisition, the Company entered into a Loan and Security Agreement with The Chase Manhattan Bank, establishing a revolving credit facility for up to $13.5 million and a term loan of $21.5 million (the "Credit Facility"). The Credit Facility expires in January 2004 and is secured by substantially all of the Company's assets. The revolving credit facility's availability is based on a formula of eligible receivables and inventories, and as of July 31, 1998, the Company has an additional $2.4 million available for borrowing. Advances under the revolving credit line bear interest at prime plus .75% and/or LIBOR plus 2.5% (a weighted average of 8.39% at July 31, 1998). This facility was used to finance the acquisition of Cellular Warehouse, refinance existing bank debt, and for working capital. The Credit Facility was amended effective July 31, 1998 to waive certain events of default with certain financial covenants and amend certain financial covenants for the year ended July 31, 1998 and subsequent periods. The amendments to the Credit Facility also increased the maximum eligible inventory used in determining availability under the revolving line of credit from $6,000,000 to $7,000,000 for the period beginning September 1, 1998 and ending on December 31, 1998. The amendment also provided for a reduction period, whereby the Company is required to reduce all outstanding advances under the revolving line of credit to not more than $8,000,000 for the period from February 15, 1999 through and including April 15, 1999. The Company anticipates that borrowings under the Credit Facility will be sufficient to meet currently foreseeable liquidity requirements.

         The Company's working capital increased $1.7 million to $3.3 million at July 31, 1998 from $1.6 million at July 31, 1997. Accounts receivable and inventory increased $21.1 million to $32.5 million at July 31, 1998 from $11.4 million at July 31, 1997. This increase was partially offset by an increase in accounts payable of $6.5 million to $13.1 million at July 31, 1998 from $6.6 million at July 31, 1997.

         The Company's net cash used in operating activities increased to $8.6 million for fiscal 1998 compared to $472,000 for fiscal 1997. The increase in net cash used in operating activities resulted primarily from an increase in inventories and accounts receivable partially offset by an increase in current liabilities reflecting the growth in the Company's operations.

         The Company's net cash used in investing activities increased to $26.1 million for the year ended July 31, 1998 from $1.7 million in the year ended July 31, 1997. The increase in cash used in investing activities was primarily attributable to capital expenditures for new stores and funding the acquisitions of Cellular Unlimited Corp., Cellular USA, Inc. and Cellular Warehouse.

         The Company's net cash provided by financing activities increased to $35.4 million in the year ended July 31, 1998 from $1.9 million in the year ended July 31, 1997 primarily as a result of the Company's IPO and the proceeds from the Credit Facility.

         At July 31, 1998, the Company's commitments for capital expenditures totaled $1.0 million and related primarily to capital costs for new store construction and existing store renovations. Management believes that net cash provided by operations together with borrowing availability under the Company's Credit Facility will be sufficient to fund estimated capital expenditures associated with the Company's planned opening of approximately 30 to 50 locations in fiscal 1999, and other working capital requirements through at least fiscal 1999.

         In October 1998, one of the Company's officers resigned from the Company. As a result, the Company will recognize a pre-tax charge of $450,000 in the first quarter of fiscal 1999 for the officer's severance package.

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

YEAR 2000

         The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 issue is the result of the computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time/date-sensitive software and hardware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Company presently believes that, with modification to existing software and hardware and the purchase of new software, the Year 2000 issue will not pose significant operations problems for the Company's systems as so modified and converted. The Company has already installed Year 2000 compliant financial software and plans to complete the update of its purchase order system by December 31, 1998. In addition, the Company has committed to purchase a Year 2000 compliant pager billing system which is scheduled to be installed in the first calendar quarter of 1999. All of the software and computer systems used by the Company are commercially available and therefore, the Company believes that the cost of becoming Year 2000 compliant will not be material and is not expected to exceed $250,000 in fiscal 1999.

         The Year 2000 issue creates risk for the Company for unforeseen problems in its own computer systems and from third parties on which the Company relies. Accordingly, the Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that the software sold to the Company will correctly process all date information at all times. In addition, the Company is querying its customers and suppliers as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the year 2000 approaches and is reached. However, there are no assurances that the Company will identify all date-handling problems in its business systems or that the Company will be able to successfully remedy Year 2000 compliance issues that are discovered. To the extent that the Company is unable to resolve its Year 2000 issues prior to January 1, 2000, operating results could be adversely affected. In addition, the Company could be adversely affected if other entities (e.g., vendors or customers) not affiliated with the Company do not appropriately address their own year 2000 compliance issues in advance of their occurrence.

IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated statement of operations, financial condition or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During fiscal year 1998, the Company was not a party to any derivative contracts, hedging or other market risk transactions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information required by this Item 10 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission on or prior to November 28, 1998 and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item 11 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission on or prior to November 28, 1998 and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission on or prior to November 28, 1998 and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission on or prior to November 28, 1998 and is incorporated in this Annual Report on Form 10-K by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       FINANCIAL STATEMENTS:

                  Reference is made to the index set forth on page F-2 of this Annual Report on Form 10-K.

         2.       FINANCIAL STATEMENT SCHEDULE:

                  The following consolidated financial statement schedule of the Company is included on page S-1:

                  Schedule II - Valuation and qualifying accounts

                  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or have been shown in the consolidated financial statements or notes thereto, and therefore have been omitted from this section.

         3.       EXHIBITS:

                  EXHIBIT
                     NO.                       DESCRIPTION

                  3.1 Registrant's Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 333-34595) (the "Form S-1))*.
                  3.2      Registrant's Amended and Restated Bylaws (filed as
                           Exhibit 3.2 to the Form S-1)*.
                  4.1      Specimen Common Stock Certificate (filed as Exhibit
                           4.1 to the Form S-1)*.
                  10.1 Registrant's 1997 Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Form S-1)*.
                  10.2 Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers (filed as Exhibit 10.1 to the Form S-1)*.
                  10.3 Registration Rights Agreement, dated as of June 27, 1997, by and among the Registrant, Nicolas Molina, Brett Beveridge and Allan Sorensen (filed as Exhibit
                           10.4 to the Form S-1)*.
                  10.4 Loan and Security Agreement dated April 2, 1998 by and among Let's Talk Cellular & Wireless, Inc. and certain of its subsidiaries, certain Lenders and The Chase Manhattan Bank, as Agent (filed as Exhibit
                           10.1 to the Company's Current Report on Form 8-K dated April 12, 1998 (the "April 1998 8-K"))*.
                  10.5+ Authorized Agency Agreement between BellSouth Cellular National Marketing, Inc. and Let's Talk Cellular & Wireless, Inc., effective April 1, 1998 (filed as Exhibit 10.2 to the April 1998 8-K).*
                  10.6 Stock Option Agreement for Nicolas Molina, dated as of June 27, 1997, by and between the Registrant and Nicolas Molina (filed as Exhibit 10.7 to the Form S-1).*
                  10.7 Stock Option Agreement for Brett Beveridge, dated as of June 27, 1997, by and between the Registrant and Brett Beveridge (filed as Exhibit 10.8 to the Form S-1).*
                  10.8 Amended and Restated Employment Agreement, dated as of June 27, 1997, by and between the Registrant and Brett Beveridge (filed as Exhibit 10.10 to the Form S-1).*
                  10.9 Amended and Restated Employment Agreement, dated as of June 27, 1997, by and between the Registrant and Ronald Koonsman (filed as Exhibit 10.12 to the Form S-1).*
                  10.10+ Dealer Agreement, dated December 20, 1996, by and between Telephone Warehouse, Inc. and Metroplex Telephone Company d/b/a AT&T Wireless Services (filed as Exhibit 10.21 to the Form S-1).*
                  10.11+ Dealer Agreement, dated December 20, 1996, by and between Telephone Warehouse--San Antonio, Inc. and AT&T Wireless Services of San Antonio, Inc. d/b/a AT&T Wireless Services (filed as Exhibit 10.22 to the Form S-1).*
                  10.12 Employment Agreement, dated July 7, 1998 by and between the Company and Dan Cammarata.
                  10.13 Amendment No. 1 to the Loan and Security Agreement, dated September 25, 1998, by and among the Company and certain of its subsidiaries, certain lenders and The Chase Manhattan Bank, as Agent.

                  10.14 Amendment No. 2 to the Loan and Security Agreement, dated October 30, 1998, by and among the Company and certain of its subsidiaries, certain lenders and The Chase Manhattan Bank, as Agent.
                  10.15 Amendment to the Amended and Restated Employment Agreement, dated April 30, 1998 between the Company and Ronald Koonsman.

                  21       Subsidiaries of the Registrant.

                  27       Financial Data Schedule



------------------------------
*      Incorporated by reference.
+ Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on November 12, 1998.

                                     LET'S TALK CELLULAR & WIRELESS

                                     By: /s/ Dan Cammarata
                                         --------------------------------------
                                         Dan Cammarata, Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

         SIGNATURE                             TITLE                                   DATE
         ---------                             -----                                   ----

   /s/ Douglas Berman                 Director                                   November 12, 1998
---------------------------
Douglas Berman

   /s/ Brett Beveridge                President and Chairman of the Board        November 12, 1998
---------------------------
Brett Beveridge

   /s/ John Bolduc                    Director                                   November 12, 1998
---------------------------
John Bolduc

   /s/ Dan Cammarata                  Chief Financial Officer                    November 12, 1998
---------------------------           (principal accounting officer)
Dan Cammarata

   /s/ Jonathan Kislak                Director                                   November 12, 1998
---------------------------
Jonathan Kislak

   /s/ Sami Mnaymneh                  Director                                   November 12, 1998
---------------------------
Sami Mnaymneh

   /s/ Allan Sorensen                 Director                                   November 12, 1998
---------------------------
Allan Sorensen

   /s/ Anthony Tamer                  Director                                   November 12, 1998
---------------------------
Anthony Tamer

                       CONSOLIDATED FINANCIAL STATEMENTS

                     LET'S TALK CELLULAR & WIRELESS, INC.
                               AND SUBSIDIARIES

                   YEARS ENDED JULY 31, 1998, 1997 AND 1996
                     WITH REPORT OF INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS

             LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JULY 31, 1998, 1997 AND 1996

                                   CONTENTS

Report of Independent Certified Public Accountants...........................F-3

Audited Financial Statements:

Consolidated Balance Sheets..................................................F-4
Consolidated Statements of Operations........................................F-5
Consolidated Statements of Changes in Redeemable Convertible Preferred
  Stock and Common Shareholders' Equity......................................F-6
Consolidated Statements of Cash Flows........................................F-7
Notes to Consolidated Financial Statements...................................F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Let's Talk Cellular & Wireless, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of Let's Talk Cellular & Wireless, Inc. and subsidiaries as of July 31, 1998 and 1997, and the related consolidated statements of operations, changes in redeemable, convertible preferred stock and common shareholders' equity, and cash flows for each of the three years in the period ended July 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Let's Talk Cellular & Wireless, Inc. and subsidiaries at July 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     /s/ ERNST & YOUNG LLP

Miami, Florida
October 9, 1998, except for the
    third paragraph of Note 7, as to
    which the date is October 30, 1998

                     LET'S TALK CELLULAR AND WIRELESS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                               JULY 31,
                                                                      ---------------------------
                                                                          1998         1997
                                                                      ---------------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                          $1,697,397    $1,080,014
     Accounts receivable, net                                           15,954,275     5,706,983
     Inventories                                                        16,532,961     5,712,420
     Prepaid expenses                                                      429,869       265,859
     Income taxes receivable                                                    --       291,099
     Other current assets                                                       --       600,385
     Deferred tax asset                                                    836,806       475,245
                                                                      ---------------------------
          Total current assets                                          35,451,308    14,132,005

Property and equipment, net                                             12,170,193     5,296,743

Other assets, net                                                        1,020,524     1,353,097
Intangible assets, net                                                  37,848,638    13,755,696
                                                                      ---------------------------
Total assets                                                          $ 86,490,663  $ 34,537,541
                                                                      ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Trade accounts payable                                           $ 13,116,458    $6,583,542
     Bank lines of credit                                                9,099,072     1,023,285
     Accrued expenses                                                    6,628,207     3,120,493
     Loans payable to shareholders and officers                                 --       258,100
     Current portion of bank term loans and
         obligations under capital leases                                1,947,361       732,195
     Income taxes payable                                                  273,255            --
     Deferred revenues                                                     855,729       693,038
     Customer deposits                                                     257,879       108,673
                                                                      ---------------------------
          Total current liabilities                                     32,177,961    12,519,326

Bank term loans, less current portion                                   19,250,000    12,350,000
Loans payable to shareholders and officers                                      --     2,000,000
Obligations under capital leases, less current portion                     346,150        32,859
Other liabilities                                                          372,395        72,808
Deferred tax liability                                                     423,978       952,596
Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value,
          1,000,000 shares authorized,
          none issued and outstanding                                           --            --
     Common stock, $.01 par value,
          50,000,000 shares authorized, 8,749,762 and
          6,093,166 shares issued and outstanding at
          July 31, 1998 and 1997, respectively                              87,498        60,932
     Additional paid-in-capital                                         33,716,669     6,166,474
     Retained earnings                                                     116,012       382,546
                                                                      ---------------------------
          Total common shareholders' equity                             33,920,179     6,609,952
                                                                      ---------------------------

Total liabilities and shareholders' equity                            $ 86,490,663  $ 34,537,541
                                                                      ===========================

See accompanying notes.

                     LET'S TALK CELLULAR AND WIRELESS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED JULY 31,
                                                             -------------------------------------------
                                                                  1998          1997          1996
                                                             -------------------------------------------
Net revenues:
     Retail sales                                               $41,155,097  $ 13,230,085    $8,151,904
     Activation commissions                                      41,846,386    12,574,633     4,366,343
     Residual income                                             13,267,259     1,948,169     1,075,035
     Wholesale sales                                             26,217,929     2,309,082            --
                                                             -------------------------------------------
          Total net revenues                                    122,486,671    30,061,969    13,593,282

Cost of revenues                                                 68,410,621    14,822,617     6,509,282
                                                             -------------------------------------------

Gross profit                                                     54,076,050    15,239,352     7,084,000

Operating expenses:
     Selling, general and administrative                         47,242,454    14,073,392     6,601,077
     Depreciation and amortization                                1,796,783       451,108       225,159
     Amortization of intangible assets                            2,358,896       417,739            --
                                                             -------------------------------------------
         Total operating expenses                                51,398,133    14,942,239     6,826,236
                                                             -------------------------------------------

Income from operations                                            2,677,917       297,113       257,764

Interest expense, net                                             1,768,469       340,102       152,827
                                                             -------------------------------------------
Income (loss) before provision for income taxes and
     extraordinary charge                                           909,448       (42,989)      104,937

Provision for income taxes                                          544,398         2,842        38,939
                                                             -------------------------------------------

Income (loss) before extraordinary charge                           365,050       (45,831)       65,998

Extraordinary charge on debt retirement, net of taxes               631,584            --            --
                                                             -------------------------------------------
Net (loss) income                                                  (266,534)      (45,831)       65,998

Fair value of Common Stock distributed to preferred
    shareholder to induce conversion of
    Series A Preferred Stock                                             --      (320,000)           --
                                                             -------------------------------------------

Net (loss) income applicable to common shareholders              $ (266,534)   $ (365,831)     $ 65,998
                                                             ===========================================

EARNINGS PER SHARE

Basic and Diluted:

     Income before extraordinary charge                              $ 0.05       $ (0.07)       $ 0.01

     Extraordinary charge                                             (0.08)           --            --
                                                             -------------------------------------------

     Net (loss) income applicable to common shareholders            $ (0.03)      $ (0.07)       $ 0.01
                                                             ===========================================

Weighted average shares outstanding:

     Basic                                                        7,726,187     6,199,762     6,199,762
                                                             ===========================================

     Diluted                                                      7,753,960     6,199,762     6,199,762
                                                             ===========================================

See accompanying notes.

                     LET'S TALK CELLULAR AND WIRELESS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
          CONVERTIBLE PREFERRED STOCK AND COMMON SHAREHOLDERS' EQUITY

                                                                                        COMMON SHAREHOLDERS' EQUITY
                                                                          -------------------------------------------------------
                                              REDEEMABLE CONVERTIBLE
                                                  PREFERRED STOCK               COMMON STOCK
                                            -------------------------     -------------------------
                                                                                                       ADDITIONAL
                                                                                                         PAID-IN        RETAINED
                                              SHARES         AMOUNT       SHARES (1)     AMOUNT (1)      CAPITAL       EARNINGS(1)
                                            -------------------------     -------------------------------------------------------
Balance at July 31, 1995                            --     $       --      2,137,848     $   21,379     $  236,871     $  362,379
Issuance of Series A
     Preferred Stock for cash                  100,000      3,295,000             --             --             --             --
Issuance costs associated
     with Series A Preferred Stock                  --       (358,702)            --             --             --             --
Accretion of Series A Preferred
     Stock to redemption value                      --          1,062             --             --         (1,062)            --
Issuance of stock under stock
     bonus plan                                     --             --             --             --          7,268             --
Net Income                                          --             --             --             --             --         65,998
                                            -------------------------------------------------------------------------------------
Balance at July 31, 1996                       100,000      2,937,360      2,137,848         21,379        243,077        428,377
Accretion of Series A Preferred
     Stock to redemption value                      --         62,640             --             --        (62,640)            --
Issuance of stock under stock
     bonus plan                                     --             --             --             --         29,651             --
Redemption of Series A
     Preferred Stock in exchange
     for common stock                         (100,000)    (3,000,000)     2,137,850         21,379      2,978,621             --
Issuance of common stock
     to purchase Telephone Warehouse                --             --      1,817,468         18,174      2,811,826             --
Warrants issued in connection
     with debt refinancing                          --             --             --             --        165,939             --
Net loss                                            --             --             --             --             --        (45,831)
                                            -------------------------------------------------------------------------------------
Balance at July 31, 1997                            --             --      6,093,166         60,932      6,166,474        382,546
Proceeds from initial public offering,
     net of issuance costs of
     approximately $2,306,000                       --             --      2,106,596         21,066     19,993,195             --
Issuance of common stock
     in connection with the acquisition
     of Cellular Warehouse                          --             --        550,000          5,500      7,557,000             --
Net loss                                            --             --             --             --             --       (266,534)
                                            -------------------------------------------------------------------------------------
Balance at July 31, 1998                            --     $       --      8,749,762     $   87,498     $33,716,669    $  116,012
                                            =====================================================================================

--------------------
(1) Number of shares and related amounts have been restated to reflect a 3.289 for 1 stock split entered on October 20, 1997

See accompanying notes.

                     LET'S TALK CELLULAR AND WIRELESS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED JULY 31,
                                                        ------------------------------------------------
                                                              1998            1997            1996
                                                        ------------------------------------------------
OPERATING ACTIVITIES
Net (loss) Income                                             $ (266,534)      $ (45,831)      $ 65,998
Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
     Depreciation and amortization                             1,796,783         451,108        225,159
     Amortization of intangible assets                         2,358,896         417,739              -
     Amortization of deferred financing costs                     88,074          40,998              -
     Provision for activation adjustments and
          cancellation losses                                    (31,678)        151,041         65,638
     Deferred income taxes                                      (556,351)       (137,739)       (31,601)
     Loss on disposal of property and equipment                       --         128,184         50,476
     Loss on impairment of leasehold improvements                     --         135,167             --
     Issuance of stock under bonus plan                               --          29,651          7,268
Changes in operating assets and liabilities,
  net of acquisitions:
     Accounts receivable                                      (7,211,693)     (1,945,325)      (175,516)
     Inventories                                              (8,342,504)     (2,389,231)       (18,807)
     Prepaid expenses                                           (181,956)        (58,233)       139,230
     Other current assets                                        600,385        (357,874)        85,740
     Income tax receivable                                       291,099        (291,099)             -
     Other assets                                               (137,491)       (267,408)        (9,718)
     Trade accounts payable                                    1,182,605       2,886,454       (390,116)
     Accrued expenses                                            870,471         791,505        146,641
     Other liabilities                                           299,587          37,243         32,854
     Income tax payable                                          694,311         (63,348)        59,217
     Customer deposits                                          (730,430)        (27,528)        17,738
     Deferred revenues                                            15,640          42,758        (18,017)
     Extraordinary charge due to the write-off
          of deferred financing costs                            631,584              --             --
                                                        ------------------------------------------------
Net cash (used in) provided by operating activities           (8,629,202)       (471,768)       252,184

INVESTING ACTIVITIES
Acquisition of Cellular Warehouse, net of
     cash acquired of approximately $4,466,000               (15,556,886)             --             --
Acquisition of Cellular Unlimited, net of
     cash acquired of approximately $211,000                  (1,974,558)             --             --
Acquisition of Cellular USA, net of cash acquired of
     approximately $255,000                                   (1,476,829)             --             --
Acquisition of Lazer                                            (197,044)             --             --
Acquisition of Northpoint Cellular                                    --        (850,000)            --
Cash acquired in connection with the acquisition of
     Telephone Warehouse                                              --         823,846             --
Proceeds from disposals of property and equipment                     --              --         73,680
Purchases of property and equipment                           (6,899,026)     (3,648,761)      (594,185)
Decrease (increase) in cash held in escrow                            --       2,009,194     (2,009,194)
                                                        ------------------------------------------------
Net cash used in investing activities                        (26,104,343)     (1,665,721)    (2,529,699)

FINANCING ACTIVITIES
Proceeds from sale of common stock, net of
     issuance costs                                           22,320,000              --             --
Net borrowings under bank lines of credit                      8,075,787         196,286        364,507
Decrease in loans from shareholders                           (2,258,100)             --       (100,897)
Proceeds from bank term loan                                  21,500,000       2,600,000        300,000
Payments on bank term loan and capital leases                (13,640,771)       (935,955)      (107,041)
Deferred financing costs                                        (645,988)             --             --
Payments from sale of preferred stock, net of
     issuance costs                                                   --              --      2,936,298
                                                        ------------------------------------------------
Net cash provided by financing activities                     35,350,928       1,860,331      3,392,867
                                                        ------------------------------------------------

Net increase (decrease) in cash and cash equivalents             617,383        (277,158)     1,115,352
Cash and cash equivalents at beginning of year                 1,080,014       1,357,172        241,820
                                                        ================================================
Cash and cash equivalents at end of year                     $ 1,697,397     $ 1,080,014    $ 1,357,172
                                                        ================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                       $ 1,599,808       $ 373,079      $ 152,358
                                                        ================================================
Cash paid for income taxes                                      $ 58,795       $ 502,700             --
                                                        ================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Common Stock issued to acquire Cellular Warehouse            $ 7,562,500              --             --
                                                        ================================================
Goodwill as a result of the stock issuance to
  acquire Cellular Warehouse                                 $ 1,909,137              --             --
                                                        ================================================
Net assets acquired in the acquisition of Cellular
  Warehouse                                                  $ 5,653,363              --             --
                                                        ================================================
Acquisition of property and equipment under
  capital leases                                               $ 458,876        $ 36,412       $ 21,552
                                                        ================================================
Common stock issued to acquire Telephone
  Warehouse                                                           --     $ 2,830,000             --
                                                        ================================================
Common stock issued to convert Redeemable
  Preferred Stock                                                     --     $ 3,000,000             --
                                                        ================================================
Warrants issued in connection with debt refinancing                   --       $ 165,939             --
                                                        ================================================

See accompanying notes.

                      LET'S TALK CELLULAR & WIRELESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JULY 31, 1998

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Let's Talk Cellular & Wireless, Inc. and its wholly-owned subsidiaries (the "Company") (known as Let's Talk Cellular of America, Inc. prior to June 27,
1997) is the largest independent specialty retailer and wholesale distributor of cellular and wireless products, services and accessories in the United States. As of July 31, 1998, 1997, and 1996, the Company operated 248, 93 and 25 stores, respectively, located throughout the United States, the District of Columbia and Puerto Rico.

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

Effective March 1, 1998, the Company acquired all of the outstanding capital stock of Sosebee Enterprises, Inc. and Cellular Warehouse, Inc. (collectively, "CWI") for a cash price of approximately $20,023,000, including acquisition costs of approximately $978,000, and 550,000 shares of the Company's common stock (see Note 4).

On December 1, 1997, the Company completed an initial public offering of its common stock (the "IPO"). Prior to the closing of the IPO, and after giving effect to a stock split of 3.289 for 1, effected on October 20, 1997, the Company had outstanding 6,093,166 shares of common stock, exclusive of 106,596 shares issued immediately prior to the IPO upon exercise of warrants held by the bank lender to the Company (see Note 3).

On June 27, 1997 (effective June 30, 1997), the Company purchased 100% of the outstanding shares of common stock of National Cellular, Incorporated, and Telephone Warehouse, Inc. (collectively, "TWI"), from Texas Cellular Partners, L.P. ("TCP"), an affiliate of HIG Fund V, Inc. ("HIG"). The Series A Preferred Stock of the Company, owned by HIG, was converted into Common Stock simultaneously with this acquisition (see Note 13).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Let's Talk Cellular and Wireless, Inc. and its wholly-owned subsidiaries LTC Kiosk Management Corporation, Let's Talk Cellular of Bayside, Inc., Telephone Warehouse, Inc., National Cellular, Incorporated, Cellular USA, Sosebee Enterprises, Inc. and Cellular Warehouse, Inc. All intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE - A substantial portion of the Company's accounts receivable are due from carriers of wireless communication services. Wholesale accounts receivable are primarily due from distributors and small retailers. Credit is extended to wholesale customers based on the evaluation of the customer's financial condition. Collateral is not required and terms are generally between 30 and 60 days. Accounts receivable are net of allowances of approximately $655,000 and $687,000 as of July 31, 1998 and 1997, respectively (of which approximately $110,000 and $133,000 relate to the Company's wholesale operations, respectively), which are primarily reserves for deactivations. The reserve for deactivations is calculated based on a historical percentage of deactivations.

INVENTORIES - Inventories, consisting of cellular and wireless products and related accessories, are valued at the lower of cost, based on the average-cost method, or market.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of their useful life or the remainder of the non-cancelable lease period (including renewal options) (see Note 5).

OTHER ASSETS - At July 31, 1998 and 1997, other assets include unamortized deferred financing costs totaling approximately $610,000, and $1,005,000, net of accumulated amortization of approximately $36,000 and $16,000, respectively. Deferred financing costs are being amortized on the interest method over the terms of the related debt, which is six years.

INTANGIBLE ASSETS - Intangible assets include costs in excess of identifiable assets acquired (goodwill), costs allocable to the estimated fair value of acquired residual income and costs allocable to the estimated fair value of the non-compete arrangement entered into in connection with the Northpoint Cellular, Inc. acquisition (see Note 6). When factors indicate that an intangible asset may be impaired, the Company uses an estimate of the undiscounted future cash flows over the remaining life of the asset in measuring whether the intangible asset is recoverable. If such an analysis indicates that an impairment has in fact occurred, the book value of the intangible asset is written down to its estimated fair value. Goodwill is being amortized over 30 years, acquired residual income is being amortized on an accelerated basis based on the timing of acquired cash flows through the year 2004 and the non-compete arrangement is being amortized over the life of the arrangement, which is thirty months.

PRE-OPENING EXPENSES - The Company expenses store pre-opening costs as incurred.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS - In fiscal 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. SFAS No. 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of SFAS No. 121 did not have a material impact on the results of operations of the Company for the years ended July 31, 1998 and 1997.

REVENUE RECOGNITION - Product Sales: Revenue from retail product sales is recorded upon customer purchase. Revenue from wholesale product sale is recognized upon shipment of goods.

Activation Commissions: The Company receives activation commissions from cellular carriers for each new cellular phone subscription sold by the Company. Revenue from such commissions is recorded upon customer subscription. New subscription activation commissions are fully refundable if the subscriber cancels service within a certain minimum period of continuous active service (generally 180 days). Customers generally sign a service agreement that requires a customer deposit which is forfeited in case of early cancellation. At July 31, 1998 and 1997, the Company's allowance for accounts receivable includes an amount for estimated cancellation losses, net of deposit forfeitures, which is reflective of the historical cancellation experience.

Residual Income: The Company generally receives monthly residual income from the cellular service providers based on a percentage of actual phone usage by subscribers. Revenue from residual income is recorded as the cellular service is provided. Revenue from prepaid pager service is deferred and recognized over the period service is provided, usually three months. Revenue from monthly installment pager service contracts is recorded as received.

ADVERTISING - The Company expenses advertising costs as incurred. Advertising expense which is included in selling, general and administrative is recorded net of cooperative advertising payments received. Net advertising expense amounted to approximately $2,359,000, $591,000 and $77,000 for the years ended July 31, 1998, 1997 and 1996, respectively. These amounts are net of approximately $5,480,000, $1,805,000 and $655,000 of cooperative advertising payments received, respectively.

INCOME TAXES - Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.

ACCOUNTING FOR STOCK-BASED COMPENSATION - SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, but are required to disclose in a note to the consolidated financial statements pro forma net income and per share amounts as if the Company had applied the new method of accounting.

The Company applies APB No. 25 and related Interpretations in accounting for its employee stock-based transactions and has complied with the disclosure requirements of SFAS No. 123.

EARNINGS PER SHARE - Basic earnings per share is computed by dividing the Company's net income (loss) by the weighted average number of shares outstanding during the period.

Diluted earnings per share is computed by dividing the Company's net income
(loss) by the weighted average number of shares outstanding and the dilutive impact of common stock equivalents. The dilutive impact of common stock equivalents is determined by applying the treasury stock method.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No.131"). SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No.131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No.131 will have no impact on the Company's consolidated statement of operations, financial condition or cash flows.

RECLASSIFICATIONS - Certain amounts in the prior year's consolidated financial statements and related notes have been reclassified to conform to the current year's presentation.

3. INITIAL PUBLIC OFFERING

On December 1, 1997, the Company completed an initial public offering of its common stock. In the IPO, 2,337,245 shares of common stock were sold, of which 2,000,000 shares were sold by the Company and 337,245 shares were sold by selling shareholders. The Company's net proceeds from the IPO of approximately $20,014,000 were used to repay the then outstanding balance on bank term loans totaling approximately $12,900,000, a portion of the line of credit amounting to approximately $4,900,000, shareholders' loans totaling approximately $258,000, and fund various acquisitions. As a result of the repayment of the bank term loans during the second quarter of fiscal 1998, the Company incurred an extraordinary charge to earnings of approximately $391,000, net of income taxes of approximately $261,000 (see Note 7).

4. ACQUISITIONS

On June 27, 1997 (effective June 30, 1997), the Company purchased TWI in exchange for 1,817,468 shares of the Company's common stock and assumption of approximately $13,075,000 of indebtedness. The fair value of the shares issued to TCP were determined by management to be approximately $2,830,000. The fair value of net assets acquired, including approximately $1,773,000 allocated to acquired residual income was approximately $4,368,000. A deferred tax liability of $679,000 was provided related to the acquired residual income. The purchase price exceeded the fair value of the net assets acquired by approximately $11,557,000.

In connection with the acquisition, the Company assumed a note payable to the former shareholder of TWI (the "Former Shareholder") of $2,000,000, included in assumed indebtedness of $13,075,000. The note was due and payable on March 15, 2002, however, was prepaid by the Company in May 1998.

On December 1, 1997, the Company acquired substantially all of the assets of Cellular Unlimited Corp. for a cash purchase price of approximately $2,186,000, including acquisition costs of approximately $112,000, and up to $225,000 in certain contingent payments in each of the six-month periods ending July 31, 1998, January 31, 1999 and July 31, 1999, for an aggregate amount of $675,000. No contingent payments were earned for the year ended July 31, 1998.

On December 17, 1997, the Company acquired substantially all of the outstanding capital stock of Cellular USA, Inc. for a cash purchase price of approximately $1,732,000, including acquisition costs of approximately $81,000, and up to an aggregate of $175,000 in certain contingent payments in fiscal 1998 and 1999. No contingent payments were earned for the year ended July 31, 1998.

On February 22, 1998, the Company acquired substantially all of the assets of Lazer Electronics Inc., and Best Electronics and Paging, Inc. for a total cash purchase price of $197,000.

Additionally, effective March 1, 1998, the Company acquired all of the outstanding capital stock of CWI for a cash price of approximately $20,023,000, including acquisition costs of approximately $978,000, and 550,000 shares of the Company's common stock. This acquisition was funded by the Company's new $35,000,000 credit facility with a lender (see Note 7). The fair value of the shares issued to the two shareholders of CWI were determined by management, based on quoted market price, to be approximately $7,563,000. The fair value of net assets acquired, including approximately $2,544,000 allocated to acquired residual income, was approximately $8,250,000. The purchase price exceeded the fair value of the net assets acquired by approximately $19,335,000.

The following table summarizes, on an unaudited pro forma basis, the results of operations for the years ended July 31, 1998 and 1997 as though the acquisition of CWI and TWI had occurred as of the beginning of the respective periods:

                                                               YEAR ENDED JULY 31,
                                                       ------------------------------------
                                                            1998                  1997
                                                       -------------          -------------
Net revenues                                           $ 144,343,000          $ 108,225,000
Income before extraordinary charge                         2,528,000              3,942,000
Net income                                                 1,896,000              3,942,000
Earnings per share (Basic and Diluted):
     Income before extraordinary charge                $        0.29          $        0.44
     Extraordinary charge                                      (0.07)                    --
                                                       -------------          -------------
     Net income                                        $        0.22          $        0.44
                                                       =============          =============

All acquisitions were accounted for as purchases and, accordingly, the accompanying consolidated financial statements include the results of their operations from the acquisition dates.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                                        JULY 31,
                                                     USEFUL          --------------------------------------------
                                                     LIVES                    1998                      1997
                                                -----------------    --------------------------------------------

Leasehold improvements                                2-10               $  8,002,839               $  3,174,432
Furniture, vehicles and equipment                     5-7                   3,709,939                  1,647,002
Computer equipment and software                        5                    2,099,528                    778,628
Capitalized equipment                                  5                      590,699                    179,482
Building                                               30                     321,636                    254,998
Office equipment                                      5-7                     285,402                     78,032
Construction in progress                                                      147,640                      2,750
                                                                     --------------------------------------------
                                                                           15,157,683                  6,115,324
Less accumulated depreciation
  and amortization                                                         (2,987,490)                  (818,581)
                                                                     ============================================
                                                                         $ 12,170,193               $  5,296,743
                                                                     ============================================

Computer equipment under capital leases totaled approximately $591,000 and $179,000 at July 31, 1998 and 1997, respectively. Accumulated amortization for assets under capital leases was approximately $137,000 and $70,000 at July 31, 1998 and 1997, respectively.

During 1998, 1997, and 1996, the Company recorded a loss on impairment of leasehold improvements of approximately $0, $135,000, and $0, respectively. Additionally, the Company wrote-off approximately $0, $128,000 and $51,000 of property and equipment related to store closings for the years ended July 31, 1998, 1997 and 1996, respectively.

6. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                            JULY 31,
                                            -----------------------------------------------
                                                   1998                           1997
                                            -----------------------------------------------
Goodwill                                       $ 33,358,668                   $ 11,028,312
Acquired residual income                          5,631,797                      2,545,123
Acquisition costs                                 1,035,723                             --
Non-compete agreement                               600,000                        600,000
                                            -----------------------------------------------
                                                 40,626,188                     14,173,435

Less accumulated amortization                    (2,777,550)                      (417,739)
                                            ===============================================
                                               $ 37,848,638                   $ 13,755,696
                                            ===============================================

In conjunction with the purchase of Northpoint Cellular, Inc. on August 31, 1996, Northpoint Cellular, Inc. entered into a non-compete agreement for aggregate consideration of $600,000 which was paid on August 31, 1996. The non-compete agreement is being amortized on a straight-line basis over the life of the agreement which is 3 years.

7. BANK LINES OF CREDIT AND BANK TERM LOAN

On June 27, 1997, in connection with the purchase of TWI from TCP, the Company assumed the debt of TWI owed to Nations Credit Commercial Corporation ("NCCC"), a limited partner of TCP, which consisted of the then outstanding balance of $13,075,000 under a term loan agreement, and simultaneously refinanced the Company's debt with NCCC (collectively, the "NCCC Debt"). In connection with the IPO, the Company paid down a portion of the NCCC Debt. On April 2, 1998, in connection with the purchase of CWI, the Company entered into a financing arrangement with Chase Manhattan Bank (the "Credit Facility"). The Credit Facility provides for borrowings of up to $13,500,000 under a revolving line of credit (approximately $9,100,000 is outstanding at July 31, 1998) and a $21,500,000 term loan. The proceeds from the term loan and a portion of the line of credit borrowings was used to repay the remaining NCCC Debt and finance the CWI acquisition. As a result of the repayment of the remaining NCCC Debt during the third quarter of fiscal 1998, the Company incurred an extraordinary charge to earnings of approximately $240,000, net of income taxes of approximately $160,000. The Credit Facility is secured by substantially all of the Company's assets, and availability under the revolving line of credit is based on a formula of eligible accounts receivable and inventories. At July 31, 1998, approximately $2,400,000 was available under the revolving line of credit based on eligible collateral at that date. The weighted average interest rate was 9.7% and 10.25% at July 31, 1998 and 1997, respectively. On September 25, 1998, the Credit Facility was amended to revise certain financial covenants and increase the maximum eligible inventory used in determining availability under the revolving line of credit from $6,000,000 to $7,000,000 for the period beginning September 1, 1998 and ending on December 31, 1998. The amendment also provided for a reduction period, whereby the Company is required to reduce all outstanding advances under the revolving line of credit to not more than $8,000,000 for the period from February 15, 1999 through and including April 15, 1999.

The Credit Facility contains certain restrictive covenants that, among other things, restrict the payment of dividends, restrict additional indebtedness and obligations, limit capital expenditures and require maintenance of certain financial ratios, including minimum EBITDA (as defined), leverage ratio, interest coverage ratio and fixed charge coverage ratio.

At July 31, 1998, the Company was not in compliance with certain financial covenants of the Credit Facility. On October 30, 1998, the Company obtained a waiver and second amendment to the Credit Facility, whereby events of default were waived and certain financial covenants were amended for the year ended July 31, 1998 and subsequent periods.

Amounts outstanding under bank term loans are as follows:

                                                                                                          JULY 31,
                                                                                        --------------------------------------------
                                                                                                  1998                     1997
                                                                                        --------------------------------------------
NCCC term loan of $13,075,000 payable in quarterly principal payments over 7 years through May 2004 bearing interest at 4.5% over the commercial paper rate (10.157% at July 31, 1997), secured by
       substantially all of the Company's assets (a)                                               $          --       $ 13,050,000

Bank term loan of $21,500,000 payable in quarterly
       principal payments over 6 years through March 2004
       bearing interest at prime and/or LIBOR plus .75% and 2.5% (8.388% at
       July 31, 1998), respectively, secured by substantially all of the
       Company's assets                                                                               21,125,000

                                                                                        --------------------------------------------
                                                                                                      21,125,000          13,050,000

Less current portion                                                                                 (1,875,000)           (700,000)
                                                                                        --------------------------------------------
Long-term portion                                                                                  $  19,250,000       $ 12,350,000
                                                                                        ============================================

---------------------
      (a) In connection with the Company's debt refinancing, the Company issued stock purchase warrants, expiring on December 31, 2006, to NCCC to purchase a total of 106,596 shares of the Company's common stock at an exercise price of $.00003 per share. Deferred interest expense of approximately $166,000 was recorded at June 27, 1997 representing the estimated value of the warrants. Unamortized deferred financing charges of approximately $632,000, net of income taxes of approximately $421,000, was included in the extraordinary charge described above.

Maturities of the Credit Facility as of July 31, 1998 are as follows:

  YEAR ENDED
   JULY 31,
--------------

     1999                                       $ 1,875,000
     2000                                         3,250,000
     2001                                         4,000,000
     2002                                         4,250,000
     2003                                         5,000,000
  Thereafter                                      2,750,000
                                                -----------
    Total                                       $21,125,000
                                                ============


8. LOANS PAYABLE TO SHAREHOLDERS AND OFFICERS

Loans payable to shareholders and officers are as follows:

                                                                JULY 31, 1997
                                                                -------------

Loans payable to shareholders                                     $  258,100

8% subordinated note payable to officer
  (Former Shareholder)                                             2,000,000
                                                                -------------
                                                                   2,258,100

Less current portion                                               (258,100)
                                                                -------------
Long-term portion                                                $ 2,000,000
                                                                =============

As of July 31, 1997, loans from shareholders, amounting to approximately $258,000, consisted of unsecured notes payable to two shareholders bearing interest at 8%, due monthly, and payable on October 2001. These loans were paid in full by the Company during fiscal 1998.

In connection with the acquisition of TWI, the Company assumed a $2 million subordinated term note due to the Former Shareholder of TWI. This note was paid in full by the Company in association with the acquisition of CWI and the execution of the Credit Facility (see Note 7).

9. CAPITAL LEASE OBLIGATIONS

The Company leases certain computer and office equipment under capital leases. These lease obligations are payable in monthly installments. During 1998 and 1997, total payments under such leases aggregated approximately $129,000 and $53,000. The future minimum lease payments at July 31, 1998 relating to these capital leases are as follows:

  YEAR ENDED
   JULY 31,
--------------

     1999                                                          $   113,148
     2000                                                              113,148
     2001                                                              113,148
     2002                                                              113,148
     2003                                                               56,574
                                                                   -----------
Total payments remaining under capital leases                          509,166
Less amounts representing interest                                     (90,655)
                                                                   -----------
Present value of capital lease obligations                             418,511
Less current portion                                                   (72,361)
                                                                   -----------
Capital lease obligations, net of current portion                  $   346,150
                                                                   ===========

10.  COMMITMENTS AND CONTINGENCIES

The Company leases retail, office and warehouse space and certain equipment under operating leases which expire at various dates through 2008 with options to renew certain of such leases for additional periods. The lease agreements covering retail space provide for minimum rentals and/or rentals based on percentage of sales.

Future minimum payments under operating leases at July 31, 1998 are as follows:

  YEAR ENDED
   JULY 31,
--------------

     1999                                                          $ 8,364,836
     2000                                                            7,223,356
     2001                                                            5,821,932
     2002                                                            4,664,219
     2003                                                            3,305,759
   Thereafter                                                        8,359,115
                                                                   -----------
    Total                                                          $37,739,217
                                                                   ===========

Total rent expense for the years ended July 31, 1998, 1997, and 1996 was approximately $8,580,000, $2,985,000 and $1,567,000, respectively, of which approximately $70,000, $8,000 and $11,000, respectively, was paid for rentals based on a percentage of sales.

The Company is the defendant in certain legal proceedings that have arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company's results of operations or financial position.

11. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, amounts due under the lines of credit, trade accounts payable and accrued expenses approximate fair value because of their short duration to maturity. The carrying amounts of the bank term loans approximates fair value because the interest rate is tied to a quoted variable index. The carrying value of the loans from shareholders approximate fair value because the interest rate approximates the Applicable Federal Rate (AFR).

12. INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

                                            JULY 31,
                       -----------------------------------------------
                                1998           1997            1996
                       -----------------------------------------------
Attributable to income
 before extraordinary
 charge:
    Current                  $1,100,749     $  140,581     $   70,540
    Deferred                   (556,351)      (137,739)       (31,601)
                       -----------------------------------------------
                              $ 544,398      $   2,842     $   38,939
Attributable to
 extraordinary charge          (421,056)            --             --
                       -----------------------------------------------
                              $ 123,342      $   2,842     $   38,939
                       ===============================================

The following table reconciles the U.S. Federal income tax rate to the Company's effective tax rate attributable to income before extraordinary charge:

                                                                        JULY 31,
                                                     ---------------------------------------------
                                                       1998               1997              1996
                                                     ---------------------------------------------

Tax at U.S. statutory rate                               34.00%          (34.00%)            34.00%
Increase (decrease) in rate resulting from:
  State taxes, net of federal benefit                     3.63             0.64               3.63
  Statutory rate applied to
    non-deductible amortization of the
    excess of cash over net assets
    acquired                                             19.89            39.97               5.74
  Other items                                             2.30               --              (6.26)
                                                     ---------------------------------------------
Effective tax rate                                       59.82%            6.61%             37.11%
                                                     =============================================

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                 JULY 31,
                                                      -------------------------------------------------
                                                            1998                                1997
                                                      -------------------------------------------------
Deferred tax assets:
    Allowances                                        $    150,587                         $   216,591
    Amortization of residuals                              144,339                                  --
    Amortization of covenant not to compete                142,994                                  --
    Deferred rent                                          125,436                                  --
    Inventory                                               89,431                              88,654
    Accrued compensation                                    81,657                                  --
    Accrued vacation                                            --                              79,328
    Impairment to long-lived assets                         50,863                              50,863
    Bad debt                                                41,523                                  --
    Other                                                    9,976                              39,809
                                                      -------------------------------------------------
               Total deferred tax assets                   836,806                             475,245
                                                      -------------------------------------------------

Deferred tax liabilities
    Residuals                                             (282,477)                           (903,663)
    Goodwill                                              (115,068)                                 --
    Depreciation                                           (18,117)                            (48,933)
    Other                                                   (8,316)                                 --
                                                      -------------------------------------------------
          Total deferred tax liabilities                  (423,978)                           (952,596)
                                                      -------------------------------------------------
Net deferred tax assets (liabilities)                 $    412,828                        $   (477,351)
                                                      =================================================

The Company paid income taxes of approximately $59,000, $503,000 and $0 for the fiscal years ended July 31, 1998, 1997 and 1996, respectively.

13. CASH HELD IN ESCROW AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

On June 25, 1996, the Company entered into a Series A Preferred Stock Purchase Agreement (the "Agreement") with HIG and issued 100,000 shares of the Company's Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock"), par value $30 per share at a price of $32.95 per share for an aggregate purchase price of $3,295,000 of which $1,000,000, net of approximately $359,000 in certain issuance costs, was paid at closing. The balance of $2,000,000 was released from escrow to the Company in September and December of 1996.

Under the escrow agreement, the release of funds occurred upon management providing certain representations including: (a) that the Company had substantially used all of the previous amounts funded as set forth in the Agreement, which provided in general that funds were to be used for capital expenditures and not to repay shareholder notes or to pay down the Company's line of credit to less than a specified amount and (b) that there had been no material adverse change (as defined by management) in the Company's condition or prospects.

Each holder of the Series A Preferred Stock was entitled to vote on all matters and was entitled to that number of votes equal to the largest number of whole shares of Common Stock into which such holder's shares of Series A Preferred Stock could be converted. Any share of Series A Preferred Stock was, at the option of the holder, to be converted at any time into 11.51 shares of Common Stock, subject to certain adjustments to prevent dilution. As of June 27, 1997, thresholds were not met, as defined in the Agreement.

In connection with the original issuance of the Series A Preferred Stock and until the Company's first Qualified Public Offering, as defined, the Company agreed with the preferred stockholders to comply with certain restrictive covenants, including covenants concerning limitations on investments, distributions, dealings with affiliates, mergers, the issuance of options, rights or warrants, indebtedness, compensation, and consulting agreements and capital expenditures. As a condition precedent to the acquisition of TWI, on June 27, 1997, the Company issued 2,137,850 shares of Common Stock to HIG in exchange for the conversion of all the outstanding Series A Preferred Stock. Of the 2,137,850 shares issued, 388,701 shares were issued in addition to the original conversion feature of the Series A Preferred Stock and in order to induce HIG to convert the Series A Preferred Stock and in exchange for relief from the limitations placed on the Company by HIG, Management determined that the fair value of the 388,701 shares at the date of issuance was approximately $320,000.

14. PREFERRED AND COMMON STOCK

On September 16, 1997, the Company amended and restated its Articles of Incorporation such that the par value of the Common Stock was increased to $.01 per share and the number of shares of authorized capital stock was increased to 51,000,000 shares, consisting of 50,000,000 shares of common stock and 1,000,000 shares of preferred stock par value $.01 per share ("Preferred Stock").

During 1996 the Company issued an aggregate of 64,135 shares of Common Stock under a stock bonus agreement, as amended, and recognized approximately $30,000 and $7,000 in compensation expense in 1997 and 1996, respectively, associated with the vesting provisions of the agreement, which provided for all of the shares to be fully vested as of June 27, 1997, due to a change in control of the Company. Upon termination of the employee, the Company may, at its option and in its sole discretion, redeem all or a portion of these shares, at a price equal to the higher of a per share value based on earnings or book value. This redemption provision expired as a result of the IPO.

On June 27, 1997, the Company issued stock options to purchase 182,348 shares of Common Stock, with an exercise price of $20.04 per share, to two officers of the Company. These options vested immediately.

In August 1997, the Company established the 1997 Executive Incentive Compensation Plan (the "Incentive Plan"). Pursuant to the terms of the Incentive Plan the Company may grant participants stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property (collectively, the "Awards"). Under the Incentive Plan, the total number of shares of Common Stock that may be subject to the granting of Awards during the term of the Incentive Plan shall be equal to 310,000 shares, plus the number of shares with respect to Awards previously granted under the Incentive Plan that terminate without being exercised and the number of shares of Common Stock that are surrendered in the payment of any Awards.

The Company granted, in accordance with the provisions of the Incentive Plan, stock options to purchase an aggregate of 264,608 shares of Common Stock to certain key employees and directors of the Company immediately prior to the IPO. Such stock options have an exercise price equal to the initial public offering price and vest over a three year period.

Changes under these plans for 1998, 1997, and 1996 were as follows:

                                         JULY 31, 1998                      JULY 31, 1997                    JULY 31, 1996
                                   ------------------------------  ---------------------------------  --------------------------
                                                   WEIGHTED                            WEIGHTED                        WEIGHTED
                                                    AVERAGE                            AVERAGE                         AVERAGE
                                                   EXERCISE                            EXERCISE                        EXERCISE
                                   SHARES            PRICE             SHARES           PRICE             SHARES        PRICE
                                   ---------------------------------------------------------------------------------------------
Outstanding at beginning
   of year                             182,348          $  20.04                --               --         --            --
Granted                                332,474             12.31           182,348          $ 20.04         --            --
Exercised                                   --                --                --               --         --            --
Forfeited                             (47,529)             12.00                --               --         --            --
                                   ---------------------------------------------------------------------------------------------
Outstanding at end of year             467,293          $  15.36           182,348          $ 20.04         --            --
                                   =============================================================================================

Options exercisable at
   year-end                            192,348          $  19.91           182,348          $ 20.04         --            --
                                   =============================================================================================

The following table summarizes information about fixed stock options outstanding at July 31, 1998 (see Note 18):

                                            OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                             --------------------------------------------------      ---------------------------------------------
                                                             WEIGHTED
                                                              AVERAGE                                                WEIGHTED
                                     NUMBER                  REMAINING                        NUMBER                 AVERAGE
        EXERCISE                   OUTSTANDING              CONTRACTUAL                    EXERCISABLE               EXERCISE
         PRICES                 AT JULY 31, 1998               LIFE                      AT JULY 31, 1998             PRICE
-------------------------------------------------------------------------------      ---------------------------------------------
        $   12.00                    226,945                   9.32                             --                     --
            13.00                     40,000                   9.64                             --                     --
            13.06                      8,000                   9.55                             --                     --
            17.50                     10,000                   9.67                         10,000              $   17.50
            20.04                    182,348                   8.91                        182,348                  20.04

As required by SFAS No. 123, pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value provision of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

The following weighted average assumptions were used:

                                                                     JULY 31,
                                   ------------------------------------------------------------------------------
                                           1998                       1997                        1996
                                   ------------------------------------------------------------------------------
Expected life                                10                          10                        --
Interest rate                              6.00%                       6.00%                       --
Volatility (1)                             1.277                         --                        --
Dividend yield                                --                         --                        --

--------------------
(1) Zero volatility factor for fiscal 1997 and 1996, as there was no history for the Company's stock during fiscal 1997 and 1996.

The weighted average per share fair values of options granted under the Company's stock option plans during 1998 and 1997 were $11.47 and $9.04, respectively. Had the fair value of the grants under these plans been recognized as compensation expense over the vesting period of the Awards, compensation cost would have been increased by approximately $707,000 (approximately $441,000 after tax, $0.06 per basic and diluted share) and $0 in 1998 and 1997, respectively.

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its employee stock options.

In 1997, the Financial Accounting Standards Board issued SFAS No. 128 ("SFAS No. 128"), Earnings per Share. All earnings per share amounts for all periods have been presented, and where necessary, related to conform to the SFAS No. 128 requirements.

The following table reconciles the numerator (earnings) and denominator (shares) of the basic and diluted earnings per share computations for earnings before extraordinary charge:

                                                                              YEAR ENDED JULY 31,
                                                             -------------------------------------------------------
                                                                   1998              1997               1996
                                                             -------------------------------------------------------
Numerator:

Net (loss) income applicable to common shareholders                 $(266,534)        $(365,831)           $ 65,998
                                                             =======================================================

Denominator:
Denominator for basic earnings per share - weighted
     average shares                                                  7,726,187         6,199,762          6,199,762

Effect of dilutive securities:
Stock options                                                           27,773                 -                  -
                                                             -------------------------------------------------------
Denominator for diluted earnings per share - adjusted
     weighted average shares and assumed conversions                 7,753,960         6,199,762          6,199,762
                                                             =======================================================

Basic (loss) earnings per share applicable to common
     shareholders                                                     $ (0.03)          $ (0.07)            $  0.01
                                                             =======================================================

Diluted (loss) earnings per share applicable to
     common shareholders                                              $ (0.03)          $ (0.07)            $  0.01
                                                             =======================================================


15. RELATED PARTY TRANSACTIONS

On June 27, 1997, the Company entered into a consulting agreement with HIG Capital Management, Inc. an affiliate of the general partner of TCP, to provide management, consulting and financial services. The agreement, as amended and restated on October 8, 1997, requires that the Company pay $350,000 per year, payable in monthly installments. This agreement expired effective December 1, 1997 as a result of the completion of the Company's IPO. For the year ended July 31, 1998 and 1997, the Company paid approximately $117,000 and $29,000, respectively, under this agreement.

In accordance with this consulting agreement, the Company paid HIG Capital Management Inc. an investment banking fee of $840,000 as a result of the completion of the IPO.

16. SIGNIFICANT CUSTOMERS

One customer accounted for 16%, 12% and 23% of the Company's net revenues for the years ended July 31, 1998, 1997 and 1996, respectively. This customer accounted for 8% and 6% of the total net accounts receivable at July 31, 1998 and 1997, respectively.

A second customer accounted for 8%, 12% and 0% of net revenues for the years ended July 31, 1998, 1997 and 1996, respectively. This customer accounted for 4% and 7% of the net accounts receivable at July 31, 1998 and 1997, respectively.

A third customer accounted for 6%, 13% and 11% of net revenues for the years ended July 31, 1998, 1997 and 1996, respectively. This customer accounted for 4% and 8% of the net accounts receivable at July 31, 1998 and 1997, respectively.

17. EMPLOYEE BENEFIT PLAN

In August 1996, the Company adopted a defined contribution plan (401k plan) for all eligible employees based on years of service. The basis for determining contributions is a percentage of the employees' compensation not to exceed 15%. Contributions made by the Company are at the discretion of the Board of Directors. The Company did not make any contributions during the years ended July 31, 1998, 1997 and 1996.

18. SUBSEQUENT EVENTS

On October 9, 1998, one of the Company's officers resigned from employment with the Company. As a result, a charge of $450,000 in the first quarter of fiscal 1999 will be recognized for the officer's severance package.

On September 14, 1998, the Board of Directors approved the Company to revalue all of its stock options, except for those options held by members of the Board of Directors, to reduce the exercise price to $7.00 per share.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      LET'S TALK CELLULAR & WIRELESS, INC.
                                  JULY 31, 1997


                                                                BALANCE AT
                                                                BEGINNING    CHARGED TO    CHARGED TO                  BALANCE AT
DESCRIPTION                                                        OF        COSTS AND       OTHER                       END OF
                                                                  YEAR        EXPENSES    ACCOUNTS(1)    DEDUCTIONS       YEAR
                                                                --------     ---------    -----------    ----------     --------
Year ended July 31, 1996
     Deducted from asset accounts:
     Allowances ............................................    $     --      $ 65,638      $     --      $     --      $ 65,638
                                                                ========      ========      ========      ========      ========
Year ended July 31, 1997
     Deducted from asset accounts:
     Allowances ............................................    $ 65,638      $151,041      $525,125      $ 55,000      $686,804
     Inventory .............................................          --        20,000       188,594            --       208,594
                                                                --------      --------      --------      --------      --------
                                                                $ 65,638      $171,041      $713,719      $ 55,000      $895,398
                                                                ========      ========      ========      ========      ========

Year ended July 31, 1998
     Deducted from asset accounts:
     Allowances ............................................    $686,804      $ 64,438      $412,832      $508,948      $655,126
     Inventory .............................................     208,594        79,059            --            --       287,653
                                                                --------      --------      --------      --------      --------
                                                                $895,398      $143,497      $412,832      $508,948      $942,779
                                                                ========      ========      ========      ========      ========






(1) Acquired in connection with the Telephone Warehouse and Cellular Warehouse acquisitions in 1997 and 1998, respectively.