Form 10-Q
period 1998-10-31
LETS TALK CELLULAR & WIRELESS INC
filed 1998-12-15
CIK 1044440

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


           FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

The number of shares outstanding of the registrant's common stock is 8,749,762 (as of December 14, 1998).

                      LET'S TALK CELLULAR & WIRELESS, INC.
                                      INDEX

                                                                                                        PAGE
                                                                                                        ----

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements
             Condensed Consolidated Balance Sheets as of October 31, 1998 (Unaudited)
             and July 31, 1998..........................................................................  3

             Condensed Consolidated Statements of Operations for the Three Months Ended
             October 31, 1998  and October 31, 1997 (Unaudited).........................................  4

             Condensed Consolidated Statements of Cash Flows for the Three Months Ended
             October 31, 1998 and October 31, 1997 (Unaudited)..........................................  5

             Notes to Condensed Consolidated Financial Statements (Unaudited)...........................  6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations..................................................................................  7

PART II - OTHER INFORMATION............................................................................. 12

             CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Let's Talk Cellular and Wireless, Inc. (together with its subsidiaries, the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company herein or which are made orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "plans," "intends," "estimated," projection" and "outlook") are not historical facts and accordingly, such statements involve estimates, assumptions, risks and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following factors: risks associated with rapid growth, the Company's ability to successfully compete, dependence on carriers, technological change and inventory obsolescence, dependence on key personnel and other risk factors that may emerge from time to time. It is not possible for management to predict all of such factors or to assess the effect of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    OCTOBER 31,       JULY 31,
                                                                                       1998            1998
                                                                                   ------------    ------------
                                                                                    (UNAUDITED)
                                                            ASSETS
Current assets:
  Cash and cash equivalents                                                        $  1,151,639    $  1,697,397
  Accounts receivable, net                                                           17,196,369      15,954,275
  Inventories                                                                        20,120,282      16,532,961
  Prepaid expenses                                                                      472,943         429,869
  Deferred tax asset                                                                    836,806         836,806
                                                                                   ------------    ------------
          Total current assets                                                       39,778,039      35,451,308

Property and equipment, net                                                          12,886,078      12,170,193
Other assets, net                                                                     1,114,123       1,020,524
Intangible assets, net                                                               37,166,114      37,848,638
                                                                                   ------------    ------------
Total assets                                                                       $ 90,944,354    $ 86,490,663
                                                                                   ============    ============


                                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                                           $ 17,767,825    $ 13,116,458
  Bank lines of credit                                                                8,773,886       9,099,072
  Accrued expenses                                                                    6,678,843       6,628,207
  Current portion of bank term loans and obligations
    under capital leases                                                              2,742,831       1,947,361
  Income taxes payable                                                                   95,505         273,255
  Deferred revenues                                                                   1,364,671         855,729
  Customer deposits                                                                     237,890         257,879
                                                                                   ------------    ------------

          Total current liabilities                                                  37,661,451      32,177,961

Bank term loans, less current portion                                                18,500,000      19,250,000
Obligation under capital lease, less current portion                                    488,129         346,150
Other liabilities                                                                       198,465         372,395
Deferred tax liability                                                                  423,978         423,978
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                                                  --              --
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 8,749,762 shares issued and
    outstanding                                                                          87,498          87,498
Additional paid-in capital                                                           33,716,669      33,716,669
Retained earnings (accumulated deficit)                                                (131,836)        116,012
                                                                                   ------------    ------------
          Total common shareholders' equity                                          33,672,331      33,920,179
                                                                                   ------------    ------------
Total liabilities and shareholders' equity                                         $ 90,944,354    $ 86,490,663
                                                                                   ============    ============


                            See accompanying notes.

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED OCTOBER 31,
                                                         ------------------------------
                                                             1998            1997
                                                         ------------    --------------
Net revenues:
  Retail sales                                           $ 12,264,618    $  5,748,532
  Activation commissions                                   14,089,902       5,650,684
  Residual income                                           4,583,387       2,417,896
  Wholesale sales                                           4,926,661       8,098,778
                                                         ------------    ------------
          Total net revenues                               35,864,568      21,915,890

Cost of sales                                              18,491,407      13,819,040
                                                         ------------    ------------

Gross profit                                               17,373,161       8,096,850

Operating expenses:
  Selling, general and administrative                      15,671,033       7,847,382
  Depreciation and amortization                               532,070         264,032
  Amortization of intangible assets                           682,524         616,726
                                                         ------------    ------------

          Total operating expenses                         16,885,627       8,728,140
                                                         ------------    ------------

Income (loss) from operations                                 487,534        (631,290)

Interest expense, net                                         735,381         498,713
                                                         ------------    ------------

Loss before benefit for income taxes                         (247,847)     (1,130,003)

Benefit for income taxes                                      (60,617)       (405,451)
                                                         ------------    ------------

Net loss applicable to common shareholders               $   (187,230)   $   (724,552)
                                                         ============    ============

EARNINGS PER SHARE

Basic and Diluted:

  Net loss per share applicable to common shareholders   $      (0.02)   $      (0.12)
                                                         ============    ============

Weighted average shares outstanding:

  Basic and Diluted                                         8,749,762       6,093,168
                                                         ============    ============


                             See accompanying notes.

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED OCTOBER 31,
                                                                ------------------------------
                                                                     1998            1997
                                                                -------------    -------------
OPERATING ACTIVITIES
Net loss                                                          $  (247,847)   $  (724,552)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
   Depreciation and amortization                                      532,070        264,032
   Amortization of intangible assets                                  682,524        616,726
   Amortization of deferred financing costs                            26,916         48,046
   Provision for activation adjustments and cancellation losses            --         60,735
   Deferred income taxes                                                   --       (577,098)
Changes in operating assets and liabilities:
   Accounts receivable                                             (1,242,094)    (1,603,718)
   Inventories                                                     (3,587,321)    (1,735,527)
   Prepaid expenses                                                   (43,074)        (9,323)
   Other assets                                                      (120,515)      (943,699)
   Income tax receivable                                                   --         65,558
   Trade accounts payable                                           4,651,367      1,822,351
   Accrued expenses                                                    50,636        831,748
   Other liabilities                                                 (173,931)            --
   Income taxes payable                                              (177,750)            --
   Customer deposits                                                  (19,989)       (37,998)
   Deferred revenues                                                  508,942          2,311
                                                                  -----------    -----------
Net cash provided by (used in) operating activities                   839,934     (1,920,408)

INVESTING ACTIVITIES
   Purchases of property and equipment                             (1,008,139)    (1,508,344)
                                                                  -----------    -----------
Net cash used in investing activities                              (1,008,139)    (1,508,344)

FINANCING ACTIVITIES
   Net borrowings under bank lines of credit                         (325,186)     2,866,766
   Payments on bank term loan and capital leases                      (52,367)      (139,125)
                                                                  -----------    -----------
Net cash (used in) provided by financing activities                  (377,553)     2,727,641
                                                                  -----------    -----------

Net decrease in cash and cash equivalents                            (545,758)      (701,111)
Cash and cash equivalents at beginning of period                    1,697,397      1,080,014
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $ 1,151,639    $   378,903
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest                                            $   564,939    $   443,125
                                                                  ===========    ===========
Cash paid for income taxes                                        $   177,750    $    85,693
                                                                  ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES

Acquisition of property and equipment under capital leases        $   239,816             --
                                                                  ===========


                             See accompanying notes.

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1998

                                   (UNAUDITED)

1-SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Let's Talk Cellular & Wireless, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended July 31, 1998 which are included in the Company's Annual Report on Form 10-K for the year ended July 31, 1998. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended October 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 1999.

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

2-NET LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS

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

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS No. 128"), Earnings per Share. All earnings per share amounts for all periods have been presented, and where necessary, related to conform to the SFAS No. 128 requirements.

3-INITIAL PUBLIC OFFERING

On December 1, 1997, the Company completed an initial public offering of its common stock. In the IPO, 2,337,245 shares of common stock were sold, of which 2,000.000 shares were sold by the Company and 337,245 shares were sold by selling shareholders. The Company's net proceeds from the IPO of approximately $20,014,000 were used to repay the then outstanding balance on bank term loans totaling approximately $12,900,000, a portion of the line of credit amounting to approximately $4,900,000, shareholders' loans totaling approximately $258,000, and fund various acquisitions.

4-SUBSEQUENT EVENTS

In November 1998, the Company hired David Eisenberg as Co-Chairman of the Board of Directors and Chief Executive Officer. The terms of his employment agreement have not yet been finalized, however, the terms of an agreement are expected to be finalized in the second quarter of fiscal 1999.

The Company and one of its directors and officers and a former director and officer are named as defendants in two class action lawsuits for alleged violations of section 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, Bryan, et al. v. Molina et al., and Cortesi, et al. v. Let's Talk Cellular & Wireless, Inc., et al., which are pending in the U.S. District Court for the Southern District of Florida. The Plaintiffs maintain the Company and the individual defendants committed a fraud on the securities market by artificially inflating the price of the Company's stock. Plaintiffs propose a class period of March 11, 1998 through July 2, 1998 and November 25, 1997 through July 2, 1998, respectively, and seek an unspecified amount of damages. The Company will vigorously defend these claims.

The Company is a defendant in various other suits, claims and investigations which arise in the normal course of business. In the opinion of management, the ultimate disposition of the matters described in this paragraph, will not have a material adverse effect of the consolidated financial position, liquidity or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company is the largest independent specialty retailer of cellular and wireless products, services and accessories in the United States, with 261 stores located in 23 states, the District of Columbia and Puerto Rico as of October 31, 1998. The Company's stores, located predominantly in regional shopping malls and power strip centers, seek to offer one-stop shopping for consumers to purchase cellular, personal communication systems ("PCS"), paging, internet, satellite, and other wireless products and services and related accessories. The Company is also a wholesaler of cellular and wireless products and accessories to more than 500 accounts, consisting primarily of distributors, carriers and small independent retailers. The Company's business strategy is to offer the most extensive assortment of wireless products and services at everyday low prices supported by knowledgeable customer service, through conveniently located and attractively designed stores.

The Company presently plans to open a total of 40-50 new stores in Fiscal 1999. To handle the existing store base as well as expansion, management has been building the infrastructure necessary to support a growing chain of stores. In November 1998, the Company hired David Eisenberg as Co-Chairman of the Board of Directors and Chief Executive Officer. Mr. Eisenberg brings over 40 years of retail experience, most recently with Chief Auto Parts, to the Company. In addition, the Company has continued to strengthen its field structure with the addition of regional managers. As the Company continues to expand through new store openings, it expects to leverage these investments and improve margins through economies of scale.

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

         (iv) WHOLESALE SALES. The Company wholesales cellular and wireless products and accessories to more than 500 accounts, consisting primarily of distributors, carriers and small independent retailers. The wholesale business typically has higher volumes and lower margins than the retail business, but provides the Company with greater purchasing power and additional distribution capabilities.

         Comparable stores sales include only stores owned and operated by the Company for at least 12 full months and are comprised of retail sales and activation commissions, as residual income is not allocated among stores.

Historically, retail sales have accounted for most of the Company's net revenues. As sales of discounted and "free" cellular phones designed to attract new subscribers have increased significantly, the number of activations has increased and activation commissions have become increasingly significant to the Company's net revenues. Activation commissions for the Company were $14.1 million and $5.7 million for the three months ended October 31, 1998 and 1997, respectively. In fiscal 1997, the Company made a strategic decision to accept increased activation commissions in connection with certain new carrier agreements in lieu of monthly residual payments to optimize cash flow and to facilitate the Company's growth strategy. As a result, management believes that activation commissions may account for an increased share of the Company's future net revenues relative to residual income.

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

On December 1, 1997, the Company completed an initial public offering (the "IPO") of its Common Stock. On October 20, 1997, the Company effected a 3.289 for 1 stock split and immediately prior to the IPO, the Company issued 106,696 shares of its Common Stock upon exercise of warrants held by the Company's bank lender. In the IPO, 2,337,245 shares of Common Stock were sold, of which 2,000,000 shares were sold by the Company and 337,245 shares were sold by selling shareholders. The Company's net proceeds from the IPO were used to repay the then outstanding balance on bank term loans totaling $12.9 million, a portion of the line of credit amounting to $4.9 million and shareholder loans totaling $258,100 and to fund various acquisitions. In connection with the repayment of debt, the Company incurred a write-off of deferred financing costs of approximately $391,000, net of tax, in connection with the repayment of bank indebtedness as a result of the IPO and bank refinancing.

The Company acquired 85 stores in connection with corporate acquisitions during fiscal year 1998. Acquisitions have a significant effect on the Company's results of operations and financial position and cause substantial fluctuations in the Company's quarterly and yearly operating results. The Company has accounted for all of its acquisitions using the purchase method of accounting and, as a result, does not include in its financial statements the results of operations of the acquired company prior to the date it was acquired by the Company. Any goodwill of an acquisition is amortized over a 30-year period while the portion of the purchase price allocated to residual income is amortized on an accelerated basis (typically 4-7 years) according to the anticipated timing of acquired cash flows. Consequently, the accelerated amortization applied to the value of the residual income acquired in connection with various acquisitions is expected to have a significantly negative effect on net income for the next two fiscal years.

In most cases acquired companies were operated with different strategic and financial objectives. Former management sought to maximize cash flow and shareholder distributions, rather than reinvest earnings in new store growth. As a result, certain of the acquired companies' net revenues and number of stores did not grow significantly in recent years.

RESULTS OF OPERATIONS

QUARTER ENDED OCTOBER 31, 1998 COMPARED TO QUARTER ENDED OCTOBER 31, 1997

TOTAL NET REVENUES increased $13.9 million, or 63.6% to $35.9 million in the first quarter of fiscal 1999 from $21.9 million in the first quarter of fiscal 1998. The increase in revenues is due to increases in retail sales, activation commissions and residual income, and to the acquisitions of Cellular USA, Inc. ("USA") and Cellular Unlimited Corp. ("Unlimited") effective November 1, 1997, and of Sosebee Enterprises, Inc. and Cellular Warehouse, Inc. (collectively, "CWI") effective March 1, 1998 and the resulting inclusion of the acquired entities' operations in the Company's consolidated revenues for the first quarter of fiscal 1999. Retail sales increased $6.5 million, or 113.4% to $12.3 million from $5.7 million, activation commissions increased $8.4 million, or 149.3% to $14.1 million from $5.7 million and residual income increased $2.2 million, or 89.6% to $4.6 million from $2.4 million. Comparable store sales decreased $210,000, or 1.9% to $11.0 million from $11.2 million. Sales relating to 67 new stores opened, 85 stores acquired since October 31, 1997 and the 9 stores that were not yet open for 12 full months accounted for $15.2 million, or 109.1% of the increase in total net revenues. The comparable stores sales decline was primarily attributable to two markets (26 of the 100 comparable stores) which continued to have personnel issues at both the district and store level. In addition, the Company received lower than anticipated commissions from the cellular carriers as well as a decrease in the amount of carrier sponsored promotions in these two markets verses the first quarter of fiscal year 1998. The comparable store sales would have increased by 5.7% (in remaining 74 comparable stores) if the two markets described above were excluded from the computation. Wholesale sales decreased $3.2 million, or 39.2% as a result of the Company's shift in allocation of resources to the retail operations. The increase in residual income was due to the inclusion of CWI's residual income ($2.0 million for the first quarter of fiscal 1999) and the increase in the number of activations resulting from the various acquisitions and the Company's store expansion. The Company had 261 stores open at October 31, 1998 as compared to 111 at October 31, 1997.

GROSS PROFIT increased $9.3 million, or 114.6% to $17.4 million in the first quarter of fiscal 1999 from $8.1 million for the first quarter of fiscal 1998. As a percentage of total net revenues, gross profit increased to 48.4% from 36.9% primarily due to the wholesale operations making up a smaller percentage of total revenue as compared to the first quarter of fiscal 1998. The Company's wholesale operations have a significantly lower margin (6.3% for the first quarter of fiscal 1999) than its retail operations.

SELLING, GENERAL AND ADMINISTRATIVE expenses increased $7.8 million, or 99.7% to $15.7 million for the first quarter of fiscal 1999 from $7.8 million in the first quarter of fiscal 1998 as a result of higher personnel, rent and related costs associated with the net addition of 150 stores, either by internal growth or acquisition from the first quarter of fiscal 1998. Included in the first quarter of fiscal 1999 is a non-recurring pre-tax charge of $450,000 for severance and related costs of a former Officer of the Company. In addition, the Company has incurred additional expenses relating to infrastructure investments to support the expansion program. As a percentage of total net revenues, selling, general and administrative expenses increased to 43.7% during the first quarter of fiscal 1999 from 35.8% in the first quarter of fiscal 1998.

AMORTIZATION OF INTANGIBLES consisted of (i) approximately $623,000 associated with the amortization of goodwill and acquired residual income resulting from the acquisition of TWI on June 30, 1997, the acquisition of USA and Unlimited on November 1, 1997, and the acquisition of CWI on March 1, 1998, and (ii) $60,000 associated with the thirty month noncompete agreement entered into in August 1996 in connection with the acquisition of Peachtree Mobility. The Company expects the amortization of intangibles to increase in fiscal 1999 as a result of a full year of amortization relating to the USA, Unlimited and CWI acquisitions.

INCOME FROM OPERATIONS increased $1.1 million, or 177.2% to $488,000 in the first quarter of fiscal 1999 from a loss of $631,000 in the first quarter of fiscal 1998 and increased as a percentage of total net revenues to 1.4% from (2.9%).

INTEREST EXPENSE, NET increased $237,000, or 47.5% to $735,000 in the first quarter of fiscal 1999 from $499,000 in the first quarter of fiscal 1998 primarily due to increased bank borrowings used to finance the Company's expansion.

BENEFITS FOR INCOME TAX was $61,000 in the first quarter of fiscal 1999 as compared to $405,000 in the first quarter of fiscal 1998.

NET LOSS was $187,000 in the first quarter of fiscal 1999 compared to $725,000 in the first quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements have been primarily to fund acquisitions, support its increased inventory requirements and build-out costs for new store expansion. The Company has financed its liquidity needs through a combination of borrowings, capital contributions, stock issuance and cash provided by operations.

The Company has a Loan and Security Agreement with The Chase Manhattan Bank, establishing a revolving credit facility for up to $13.5 million and a term loan of $21.5 million (the "Credit Facility"). The Credit Facility expires in January 2004 and is secured by substantially all of the Company's assets. The revolving Credit Facility's availability is based on a formula of eligible receivables and inventories, and as of October 31, 1998, the Company has an additional $4.6 million available for borrowing. Advances under the revolving credit line bear interest at prime plus .75% and/or LIBOR plus 2.5% (a weighted average of 8.24% at October 31, 1998). This facility was used to finance the acquisition of CWI, refinance existing bank debt and for working capital. The Credit Facility was amended effective July 31, 1998 to waive certain financial covenants for the year ended July 31, 1998 and subsequent periods. The amendments to the Credit Facility also increased the maximum eligible inventory used in determining availability under the revolving line of credit from $6 million to $7 million for the period beginning September 1, 1998 and ending on December 31, 1998. The amendments also provided for a reduction period, whereby the Company is required to reduce all outstanding advances under the revolving line of credit to not more than $8 million for the period from February 15, 1999 through and including April 15, 1999. The Company anticipates that borrowings under the Credit Facility will be sufficient to meet currently foreseeable liquidity requirements.

The Company's working capital decreased $1.2 million to $2.1 million at October 31, 1998 from $3.3 million at July 31, 1998. Accounts receivable and inventory increased $4.8 million to $37.3 million at October 31, 1998 from $32.5 million at July 31, 1998. This increase was partially offset by an increase in accounts payable of $4.7 million to $17.8 million at October 31, 1998 from $13.1 million at July 31, 1998.

 The Company's net cash provided by operating activities increased to $840,000 for the first quarter of fiscal 1999 compared to net cash used in operating activities of $1.9 million for the first quarter of fiscal 1998. The increase in net cash provided by operating activities resulted primarily from an increase in inventories and accounts receivable partially offset by an increase in current liabilities reflecting the growth in the Company's operations.

The Company's net cash used in investing activities decreased to $1.0 million for the first quarter of fiscal 1999 from $1.5 million in the first quarter of fiscal 1998. The decrease in cash used in investing activities was primarily attributable to a reduction of capital expenditures for new stores. The Company opened 13 new stores in the first quarter of fiscal 1999.

The Company's net cash used in financing activities decreased to $378,000 in the first quarter of fiscal 1999 from net cash provided by financing activities of $2.7 million in the first quarter of fiscal 1998 primarily as a result of reduced borrowings on the bank lines of credit.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         See Note 4 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5. OTHER INFORMATION

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits-

               10.16 Settlement Agreement, dated October 9, 1998 by and between the Company and Nick Molina.

               27.1   Financial Data Schedule

        (b) The Company did not file a form 8-K during the first quarter of fiscal 1999.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LET'S TALK CELLULAR & WIRELESS, INC.



December 14, 1998                 By:    /s/ Brett Beveridge
                                         ----------------------------------
                                         BRETT BEVERIDGE
                                         President and Co-Chairman of the Board



December 14, 1998                 By:    /s/ Dan Cammarata
                                         ----------------------------------
                                         DAN CAMMARATA
                                         Chief Financial Officer