Form 10-Q
period 1999-01-31
LETS TALK CELLULAR & WIRELESS INC
filed 1999-03-15
CIK 1044440

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

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
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification Number)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock is 8,749,762 (as of March 15, 1999).

                      LET'S TALK CELLULAR & WIRELESS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                                                                                                    PAGE
                                                                                                                    ----

             Condensed Consolidated Balance Sheets as of January 31, 1999 (Unaudited)
             and July 31, 1998....................................................................................    3

             Condensed Consolidated Statements of Operations for the Three Months Ended
             January 31, 1999  and January 31, 1998 (Unaudited)...................................................    4

             Condensed Consolidated Statements of Operations for the Six Months Ended
             January 31, 1999  and January 31, 1998 (Unaudited)...................................................    5

             Condensed Consolidated Statements of Cash Flows for the Six Months
             Ended January 31, 1999 and January 31, 1998
             (Unaudited)..........................................................................................    6

             Notes to Condensed Consolidated Financial Statements (Unaudited).....................................    7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations............................................................................................    8

PART II - OTHER INFORMATION.......................................................................................   16




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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 JANUARY 31,        JULY 31,
                                                                                    1999              1998
                                                                                 -----------      -----------
                                                                                 (UNAUDITED)
                                      ASSETS
Current assets:
  Cash and cash equivalents                                                      $ 2,047,923      $ 1,697,397
  Accounts receivable, net                                                        24,440,420       15,954,275
  Inventories                                                                     20,039,779       16,532,961
  Prepaid expenses                                                                   588,643          429,869
  Deferred tax asset                                                                 836,806          836,806
                                                                                 -----------      -----------
    Total current assets                                                          47,953,571       35,451,308

Property and equipment, net                                                       12,949,896       12,170,193
Other assets, net                                                                  1,079,483        1,020,524
Intangible assets, net                                                            36,528,916       37,848,638
                                                                                 -----------      -----------
Total assets                                                                     $98,511,866      $86,490,663
                                                                                 ===========      ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                                         $19,544,887      $13,116,458
  Bank lines of credit                                                             9,232,382        9,099,072
  Accrued expenses                                                                 9,161,849        6,628,207
  Current portion of bank term loan and obligations under capital leases           2,747,818        1,947,361
  Income taxes payable                                                             1,314,227          273,255
  Deferred revenues                                                                1,408,234          855,729
  Customer deposits                                                                  222,231          257,879
                                                                                 -----------      -----------
    Total current liabilities                                                     43,631,628       32,177,961

Bank term loan, less current portion                                              17,750,000       19,250,000
Obligation under capital leases, less current portion                                453,755          346,150
Other liabilities                                                                    493,197          372,395
Deferred tax liability                                                               423,978          423,978
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued
    and outstanding                                                                       --               --
   Common stock, $.01 par value, 50,000,000 shares authorized, 8,749,762
     shares issued and outstanding                                                    87,498           87,498
Additional paid-in capital                                                        33,716,669       33,716,669
Retained earnings                                                                  1,955,141          116,012
                                                                                 -----------      -----------
  Total shareholders' equity                                                      35,759,308       33,920,179
                                                                                 -----------      -----------
Total liabilities and shareholders' equity                                       $98,511,866      $86,490,663
                                                                                 ===========      ===========




                             See accompanying notes.

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED JANUARY 31,
                                                                           1999               1998
                                                                       ------------      ------------

Net revenues:
  Retail sales                                                         $ 16,634,725      $ 10,712,619
  Activation commissions                                                 22,186,064        11,833,070
  Residual income                                                         4,332,921         2,420,875
  Wholesale sales                                                         6,202,939         7,779,923
                                                                       ------------      ------------
          Total net revenues                                             49,356,649        32,746,487

Cost of sales                                                            25,283,107        19,417,743
                                                                       ------------      ------------

Gross profit                                                             24,073,542        13,328,744

Operating expenses:

  Selling, general and administrative                                    18,599,508        10,874,204
  Depreciation and amortization                                             735,709           306,447
  Amortization of intangible assets                                         637,198           343,818
                                                                       ------------      ------------
          Total operating expenses                                       19,972,415        11,524,469
                                                                       ------------      ------------

Income from operations                                                    4,101,127         1,804,275

Interest expense, net                                                       723,861           246,253
                                                                       ------------      ------------

Income before provision for income taxes and extraordinary charge         3,377,266         1,558,022

Provision for income taxes                                                1,350,907           661,772
                                                                       ------------      ------------

Income before extraordinary charge                                        2,026,359           896,250

Extraordinary charge on debt retirement (net of taxes)                           --           391,358
                                                                       ------------      ------------

Net income applicable to common shareholders                           $  2,026,359      $    504,892
                                                                       ============      ============

EARNINGS PER SHARE

Basic and Diluted:
  Income per share applicable to common shareholders                   $       0.23      $       0.12

  Extraordinary charge                                                           --             (0.05)
                                                                       ------------      ------------
  Net income applicable to common shareholders                         $       0.23      $        0.7
                                                                       ============      ============
Weighted average shares outstanding:
  Basic and Diluted                                                       8,749,762         7,512,829
                                                                       ============      ============


                             See accompanying notes.

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED JANUARY 31,
                                                                            1999              1998
                                                                       ------------      ------------
Net revenues:
  Retail sales                                                         $ 28,899,343      $ 16,461,151
  Activation commissions                                                 36,275,966        17,483,754
  Residual income                                                         8,916,308         4,838,771
  Wholesale sales                                                        11,129,600        15,878,701
                                                                       ------------      ------------
          Total net revenues                                             85,221,217        54,662,377

Cost of sales                                                            43,774,514        33,236,783
                                                                       ------------      ------------

Gross profit                                                             41,446,703        21,425,594

Operating expenses:

  Selling, general and administrative                                    34,270,541        18,721,586
  Depreciation and amortization                                           1,267,779           570,479
  Amortization of intangible assets                                       1,319,722           960,544
                                                                       ------------      ------------
          Total operating expenses                                       36,858,042        20,252,609
                                                                       ------------      ------------

Income from operations                                                    4,588,661         1,172,985

Interest expense, net                                                     1,459,241           744,966
                                                                       ------------      ------------
Income before provision for income taxes and extraordinary charge         3,129,420           428,019

Provision for income taxes                                                1,290,291           256,321
                                                                       ------------      ------------

Income before extraordinary charge                                        1,839,129           171,698

Extraordinary charge on debt retirement (net of taxes)                           --           391,358
                                                                       ------------      ------------

Net income (loss) applicable to common shareholders                    $  1,839,129      $   (219,660)
                                                                       ============      ============

EARNINGS PER SHARE

Basic and Diluted:

  Income per share applicable to common shareholders                   $       0.21      $       0.03

  Extraordinary charge                                                           --             (0.06)
                                                                       ------------      ------------
  Net income (loss) applicable to common shareholders                  $       0.21      $      (0.03)
                                                                       ============      ============
Weighted average shares outstanding:
  Basic and Diluted                                                       8,749,762         6,802,997
                                                                       ============      ============


                             See accompanying notes.

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED JANUARY 31,
                                                                            1999               1998
                                                                        ------------       ------------

OPERATING ACTIVITIES
Net income (loss)                                                       $  1,839,129       $   (219,660)
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:

   Depreciation and amortization                                           1,267,779            570,481
   Amortization of intangible assets                                       1,319,722            960,544
   Amortization of deferred financing costs                                   60,866            729,392
   Provision for activation adjustments and cancellation losses              464,275            141,158
   Deferred income taxes                                                          --           (230,845)
Changes in operating assets and liabilities:

   Accounts receivable                                                    (8,950,420)        (4,695,205)
   Inventories                                                            (3,506,818)        (6,530,075)
   Prepaid expenses                                                         (158,774)        (2,369,425)
   Other assets                                                             (119,825)            40,666
   Income tax receivable                                                          --            291,099
   Trade accounts payable                                                  6,428,429          3,764,969
   Accrued expenses                                                        2,533,642          1,421,071
   Other liabilities                                                         120,802                 --
   Income taxes payable                                                    1,040,972           (151,770)
   Customer deposits                                                         (35,648)           (37,693)
   Deferred revenues                                                         552,505             35,610
                                                                        ------------       ------------
Net cash provided by (used in) operating activities                        2,856,636         (6,279,683)

INVESTING ACTIVITIES

   Acquisition of Cellular Unlimited, net of cash acquired                        --         (1,862,212)
   Acquisition of Cellular USA, net of cash acquired                              --         (1,395,701)
   Purchases of property and equipment                                    (1,807,666)        (2,951,129)
                                                                        ------------       ------------
Net cash used in investing activities                                     (1,807,666)        (6,209,042)

FINANCING ACTIVITIES

   Proceeds from sale of common stock, net of underwriting costs                  --         22,320,000
   Net proceeds on borrowings under bank lines of credit                     133,310          2,976,715
   Payments on loans payable to shareholder and officers                          --           (258,100)
   Payments on bank term loans and capital leases                           (831,754)       (13,082,244)
                                                                        ------------       ------------
Net cash (used in) provided by financing activities                         (698,444)        11,956,371
                                                                        -------------      ------------

Net increase (decrease) in cash and cash equivalents                         350,526           (532,354)
Cash and cash equivalents at beginning of period                           1,697,397          1,080,014
                                                                        ------------       ------------
Cash and cash equivalents at end of period                              $  2,047,923       $    547,660
                                                                        ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest                                                  $  1,307,408       $    757,995
                                                                        ============       ============
Cash paid for income taxes                                              $    177,750       $     58,795
                                                                        ============       ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES

Acquisition of property and equipment under capital leases              $    239,816                 --
                                                                        ============



                             See accompanying notes.

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 1999

                                   (UNAUDITED)

1-SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Let's Talk Cellular & Wireless, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended July 31, 1998 which are included in the Company's Annual Report on Form 10-K for the year ended July 31, 1998. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended January 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 1999.

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

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS No.128"), Earnings per Share. All earnings per share amounts for all periods have been presented, and where necessary, related to conform to the SFAS No.128 requirements.

3-INITIAL PUBLIC OFFERING

On December 1, 1997, the Company completed an initial public offering of its common stock (the "IPO"). In the IPO, 2,337,245 shares of common stock were sold, of which 2,000,000 shares were sold by the Company and 337,245 shares were sold by selling shareholders. The Company's net proceeds from the IPO of approximately $20.0 million were used to repay the then outstanding balance on bank term loans totaling approximately $12.9 million, a portion of the line of credit amounting to approximately $4.9 million, shareholders' loans totaling approximately $258,000, and fund various acquisitions. As a result of the repayment of the bank term loans during the second quarter of fiscal 1998, the Company incurred an extraordinary charge to earnings of approximately $391,000, net of income taxes of approximately $261,000.

4-CONTINGENCIES

The Company and one of its directors and officers and a former director and officer are named as defendants in several class action lawsuits for alleged violations of section 10(b) and 20(a) of the Securities and Exchange Act and SEC Rule 10b-5, which are pending in the U.S. District Court for the Southern District of Florida. The Plaintiffs maintain the Company and the individual defendants committed a fraud on the securities market by artificially inflating the price of the Company's stock. Plaintiffs propose a class period of March 11, 1998 through July 2, 1998, and November 25, 1997 through July 2, 1998 and seek an unspecified amount of damages. The Company will vigorously defend these claims.

The Company is a defendant in various other suits, claims and investigations which arise in the normal course of business. In the opinion of management, the ultimate disposition of the matters described in this paragraph will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is the largest independent specialty retailer of cellular and wireless products, services and accessories in the United States, with 268 stores located in 23 states, the District of Columbia and Puerto Rico as of January 31, 1999. The Company's stores, located predominantly in regional shopping malls and power strip centers, seek to offer one-stop shopping for consumers to purchase cellular, personal communication systems ("PCS"), paging internet, satellite, and other wireless products and services and related accessories. The Company is also a wholesaler of cellular and wireless products and accessories to more than 500 accounts, consisting primarily of distributors, carriers and small independent retailers. The Company's business strategy is to offer the most extensive assortment of wireless products and services at everyday low prices supported by knowledgeable customer service, through conveniently located and attractively designed stores.

The Company presently plans to open a total of 30-40 new stores in Fiscal 1999. To handle the existing store base as well as expansion, management has been building the infrastructure necessary to support a growing chain of stores. In November 1998, the Company hired David Eisenberg as Co-Chairman of the Board of Directors and Chief Executive Officer. Mr. Eisenberg brings over 40 years of retail experience, most recently with Chief Auto Parts, to the Company. Further, the Company has continued to strengthen its senior executive team with the addition of several new and well-seasoned executives in key areas, including Purchasing and Distribution, Operations, Information Systems, and Human Resources as well as strengthening its field structure with the addition of regional managers. As the Company continues to expand through new store openings, it expects to leverage these investments and improve margins through economies of scale.

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

      Comparable store sales include only stores owned and operated by the Company for at least 12 full months and are comprised of retail sales and activation commissions, as residual income is not allocated among stores.

Historically, retail sales have accounted for most of the Company's net revenues. As sales of discounted and "free" cellular phones designed to attract new subscribers have increased significantly, the number of activations has increased and activation commissions have become increasingly significant to the Company's net revenues. Activation commissions for the Company were $36.3 million and $17.5 million for the six months ended January 31, 1999 and 1998, respectively. In fiscal 1997, the Company made a strategic decision to accept increased activation commissions in connection with certain new carrier agreements in lieu of monthly residual payments to optimize cash flow and to facilitate the Company's growth strategy. As a result, management believes that activation commissions may account for an increased share of the Company's future net revenues relative to residual income.

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

RESULTS OF OPERATIONS

QUARTER ENDED JANUARY 31, 1999 COMPARED TO QUARTER ENDED JANUARY 31, 1998

TOTAL NET REVENUES increased $16.6 million, or 50.7% to $49.4 million in the second quarter of fiscal 1999 from $32.7 million in the second quarter of fiscal 1998. The increase in revenues is due to increases in retail sales, activation commissions and residual income, and to the acquisition of Sosebee Enterprises, Inc. and Cellular Warehouse, Inc. (collectively "CWI") effective March 1, 1998 and the resulting inclusion of CWI's operations in the Company's consolidated revenues for the second quarter of fiscal 1999. Retail sales increased $5.9 million, or 55.3% to $16.6 million from $10.7 million, activation commissions increased $10.4 million, or 87.5% to $22.2 million from $11.8 million and residual income increased $1.9 million, or 79.0% to $4.3 million from $2.4 million. Comparable store sales decreased $1.2 million, or 5.4% to $20.5 million from $21.7 million. Sales relating to the 74 stores not yet opened for 12 months and the 57 stores acquired since January 31, 1998 accounted for $17.8 million, or 107.2% of the increase in total net revenues. The comparable stores sales decline was primarily attributable to two markets (21 of the 137 comparable stores) which continued to be impacted by operational problems, which have been identified and corrected, and a very aggressive prior year carrier promotion. The comparable store levels would have increased by 2.5% (in the remaining 116 comparable stores) if the two markets were excluded. Wholesale sales decreased $1.6 million, or 20.3% as a result of the Company's shift in allocation of resources to the retail operations. The increase in residual income was due to the inclusion of CWI's residual income ($1.8 million for the second quarter of fiscal 1999) and the increase in the number of activations resulting from the Company's store expansion. The Company had 268 stores open at January 31, 1999 as compared to 144 at January 31, 1998.

GROSS PROFIT increased $10.7 million, or 80.6% to $24.1 million in the second quarter of fiscal 1999 from $13.3 million in the second quarter of fiscal 1998. As a percentage of total net revenues, gross profit increased to 48.8% from 40.7% primarily due to the wholesale operations making up a smaller percentage of total revenue as compared to the second quarter of fiscal 1998. The Company's wholesale operations have a significantly lower margin (7.2% for the second quarter of fiscal 1999) than its retail operations.

SELLING, GENERAL AND ADMINISTRATIVE expenses increased $7.7 million, or 71.0% to $18.6 million in the second quarter of fiscal 1999 from $10.9 million in the second quarter of fiscal 1998 as a result of higher personnel, rent and related costs associated with the net addition of 124 stores, either by internal growth or acquisition from the second quarter of fiscal 1998. The Company has incurred additional expenses relating to infrastructure investments to support the expansion program. As a percentage of total net revenues, selling, general and administrative expenses increased to 37.7% in the second quarter of fiscal 1999 from 33.2% in the second quarter of fiscal 1998.

AMORTIZATION OF INTANGIBLES increased $293,000, or 85.3% to $637,000 in the second quarter of fiscal 1999 from $344,000 in the second quarter of fiscal 1998. The increase in amortization of intangibles is a result of a full three months of amortization relating to the acquisition of CWI on March 1, 1998.

INCOME FROM OPERATIONS increased $2.3 million, or 127.3% to $4.1 million in the second quarter of fiscal 1999 from $1.8 million in the second quarter of fiscal 1998 and increased as a percentage of total net revenues to 8.3% from 5.5%.

INTEREST EXPENSE, NET increased $478,000, or 194.0% to $724,000 in the second quarter of fiscal 1999 from $246,000 in the second quarter of fiscal 1998 primarily due to increased bank borrowings used to finance the Company's expansion.

PROVISION FOR INCOME TAX was $1.4 million in the second quarter of fiscal 1999 as compared to $662,000 in the second quarter of fiscal 1998.

NET INCOME was $2.0 million in the second quarter of fiscal 1999 compared to $505,000 in the second quarter of fiscal 1998.

SIX MONTHS ENDED JANUARY 31, 1999 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1998

TOTAL NET REVENUES increased $30.6 million, or 55.9% to $85.2 million in the six months ended January 31, 1999 from $54.7 million in the six months ended January 31, 1998. The increase in revenues is due to increases in retail sales, activation commissions and residual income, and to the acquisitions of Cellular USA, Inc. ("USA") and Cellular Unlimited Corp. ("Unlimited"), effective November 1, 1997, and of CWI effective March 1, 1998 and the resulting inclusion of the acquired entities' operations in the Company's consolidated revenues for the six months ended January 31, 1999. Retail sales increased $12.4 million, or 75.6% to $28.9 million from $16.5 million, activation commissions increased $18.8 million, or 107.5% to $36.3 million from $17.5 million and residual income increased $4.1 million, or 84.3% to $8.9 million from $4.8 million. Comparable store sales decreased $1.4 million, or 4.2% to $31.5 million from $32.9 million. Sales relating to the 74 stores not yet opened for 12 months and the 57 stores acquired since January 31, 1998 accounted for $32.0 million, or 104.6% of the increase in total net revenues. Wholesale sales decreased $4.7 million, or 29.9% as a result of the Company's shift in allocation of resources to the retail operations. The increase in residual income was due to the inclusion of CWI's residual income ($3.8 million for the six months ended January 31, 1999) and the increase in the number of activations resulting from the various acquisitions and the Company's store expansion.

GROSS PROFIT increased $20.0 million, or 93.4% to $41.4 million in the six months ended January 31, 1999 from $21.4 million in the six months ended January 31, 1998. As a percentage of total net revenues, gross profit increased to 48.6% from 39.2% primarily due to the wholesale operations making up a smaller percentage of total revenue as compared to the six months ended January 31, 1998. The Company's wholesale operations have a significantly lower margin (6.8% for the six months ended January 31, 1999) than its retail operations.

SELLING, GENERAL AND ADMINISTRATIVE expenses increased $15.5 million, or 83.1% to $34.3 million in the six months ended January 31, 1999 from $18.7 million in the six months ended January 31, 1998 as a result of higher personnel, rent and related costs associated with the net addition of 124 stores, either by internal growth or acquisition from the six months ended January 31, 1998. The Company has incurred additional expenses relating to infrastructure investments to support the expansion program. As a percentage of total net revenues, selling, general and administrative expenses increased to 40.2% in the six months ended January 31, 1999 from 34.2% in the six months ended January 31, 1998. Included in the six months ended January 31, 1999 is a $450,000 charge in connection with the settlement agreement with a former officer of the Company.

AMORTIZATION OF INTANGIBLES increased $359,000, or 37.4% to $1.3 million in the six months ended January 31, 1999 from $961,000 in the six months ended January 31, 1998. The increase in amortization of intangibles is a result of a full six months of amortization relating to the USA, Unlimited and CWI acquisitions.

INCOME FROM OPERATIONS increased $3.4 million, or 291.2% to $4.6 million in the six months ended January 31, 1999 from $1.2 million in the six months ended January 31, 1998 and increased as a percentage of total net revenues to 5.4% from 2.1%.

INTEREST EXPENSE, NET increased $714,000, or 95.9% to $1.5 million in the six months ended January 31, 1999 from $745,000 in the six months ended January 31, 1998 primarily due to increased bank borrowings used to finance the Company's expansion.

PROVISION FOR INCOME TAX was $1.3 million in the six months ended January 31, 1999 as compared to $256,000 in the six months ended January 31, 1998.

NET INCOME (LOSS) was $1.8 million in the six months ended January 31, 1999 compared to a net loss of ($220,000) in the six months ended January 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements have been primarily to fund acquisitions, support its increased inventory requirements and build-out costs for new store expansion. The Company has financed its liquidity needs through a combination of borrowings, capital contributions, stock issuance and cash provided by operations.

The Company has a Loan and Security Agreement with The Chase Manhattan Bank, establishing a revolving credit facility for up to $13.5 million and a term loan of $21.5 million (the "Credit Facility"). The Credit Facility expires in January 2004 and is secured by substantially all of the Company's assets. The revolving credit facility's availability is based on a formula of eligible receivables and inventories, and as of January 31, 1999, the Company has an additional $4.3 million available for borrowing. Advances under the revolving credit line bear interest at prime plus .75% and/or LIBOR plus 2.5% (a weighted average of 8.12% at January 31, 1999). This facility was used to finance the acquisition of CWI, refinance existing bank debt and for working capital.

The Credit Facility was amended effective January 31, 1999 to waive a certain financial covenant for the quarter ended January 31, 1999. The amendment also deferred the required reduction period, whereby the Company is required to reduce all outstanding advances under the revolving line of credit to not more than $9 million for the period from June 1, 1999 through and including July 15, 1999. The Company anticipates that borrowings under the Credit Facility will be sufficient to meet currently foreseeable liquidity requirements.

The Company's working capital increased $1.0 million to $4.3 million at January 31, 1999 from $3.3 million at July 31, 1998. Accounts receivable and inventory increased $12.0 million to $44.5 million at January 31, 1999 from $32.5 million at July 31, 1998. This increase was partially offset by an increase in accounts payable of $6.4 million to $19.5 million at January 31, 1999 from $13.1 million at July 31, 1998.

The Company's net cash provided by (used in) operating activities increased to $2.9 million for the six months ended January 31, 1999 compared to net cash used in operating activities of ($6.3 million) for the six months ended January 31, 1998. The increase in net cash provided by operating activities resulted primarily from net income of $1.8 million in the six months ended January 31, 1999 compared to a net loss of ($220,000) in the six months ended January 31, 1998 and an increase in current liabilities offset by an increase in inventories and accounts receivables reflecting the growth in the Company's operations.

The Company's net cash used in investing activities decreased to $1.8 million in the six months ended January 31, 1999 from $6.2 million in the six months ended January 31, 1998. The decrease in cash used in investing activities was primarily attributable to the Unlimited and USA acquisitions as well as a reduction of capital expenditures for new stores.

The Company's net cash (used in) provided by financing activities decreased to ($698,000) in the six months ended January 31, 1999 from net cash provided by financing activities of $12.0 million in the six months ended January 31, 1998 primarily as a result of the Company's IPO.

YEAR 2000

The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 issue is the result of the computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time/date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Company presently believes that, with modifications to existing software and hardware and the purchase of new software, the Year 2000 issue will not pose significant operations problems for the Company's systems as so modified and converted. The Company has already installed Year 2000 complaint financial software and plans to complete the update of its purchase order and point-of-sale systems by September 1999. In addition, the Company has committed to purchase a Year 2000 compliant pager billing system which is scheduled to be installed in the second calendar quarter of 1999. All of the software and computer systems used by the Company are commercially available and therefore, the Company believes that the cost of becoming Year 2000 compliant will not be material and is not expected to exceed $250,000 in fiscal 1999.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated statement of operations, financial condition or cash flows.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         See Note 4 to the Condensed Consolidated Financial Statements for the Quarter Ended January 31, 1999.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following items were submitted to a vote of the shareholders of the Company at its annual meeting held on January 13, 1999:

         (i) the election of directors to the staggered Board provided for in the Articles as follows: Allan Sorenson, John P. Bolduc and Douglas F. Berman to serve as Class I directors, to hold office until the 2001 annual shareholders meeting; and

         (ii) the amendment of the Company's 1997 Executive Incentive Compensation Plan to increase the number of shares available for grant by 1,000,000 shares to a total of 1,310,000 shares.

          The results of the vote of the shareholders are as follows:

                    FOR                 AGAINST             RESULT
                    ---                 -------             ------

   Item (i)     6,948,003               25,948             Approved
   Item (ii)    6,824,388              135,633             Approved


ITEM 5. OTHER INFORMATION

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits-

                  27.1 Financial Data Schedule

            (b) The Company did not file a form 8-K during the second quarter of fiscal 1999.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LET'S TALK CELLULAR & WIRELESS, INC.



March 15, 1999                   By: /s/ David Eisenberg
                                     ------------------------------------------
                                     DAVID EISENBERG
                                     Chief Executive Officer and Co-Chairman of
                                     the Board



March 15, 1999                   By: /s/ Brett Beveridge
                                     ------------------------------------------
                                     BRETT BEVERIDGE
                                     President and Co-Chairman of the Board



March 15, 1999                   By: /s/ Dan Cammarata
                                     ------------------------------------------
                                     DAN CAMMARATA
                                     Chief Financial Officer