Form 10-Q/A
period 1999-01-31
LETS TALK CELLULAR & WIRELESS INC
filed 1999-03-26
CIK 1044440

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

ITEM 5. OTHER INFORMATION

          Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits-

              10.17 Amendment No. 3 to the Loan and Security Agreement, dated February 26, 1999, by and among the Company and certain of its subsidiaries, certain lenders and The Chase Manhattan Bank, as Agent.

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