Form 10-Q
period 1999-04-30
LETS TALK CELLULAR & WIRELESS INC
filed 1999-06-14
CIK 1044440

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock is 8,749,762 as of June 14, 1999.

                      LET'S TALK CELLULAR & WIRELESS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                                                                                                Page
                                                                                                                ----
             Condensed Consolidated Balance Sheets as of April 30, 1999 (Unaudited)
             and July 31, 1998...................................................................................  3

             Condensed Consolidated Statements of Operations for the Three Months Ended
             April 30, 1999  and April 30, 1998 (Unaudited).....................................................   4

             Condensed Consolidated Statements of Operations for the Nine Months Ended
             April 30, 1999  and April 30, 1998 (Unaudited).....................................................   5

             Condensed Consolidated Statements of Cash Flows for the Nine Months
             Ended April 30, 1999 and April 30, 1998 (Unaudited)................................................   6

             Notes to Condensed Consolidated Financial Statements (Unaudited)...................................   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations..........................................................................................   9

PART II - OTHER INFORMATION.....................................................................................   15


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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    APRIL 30,    JULY 31,
                                                                                      1999         1998

                                                                                   -----------   -----------
                                                                                   (UNAUDITED)
                                                  ASSETS
Current assets:
  Cash and cash equivalents                                                        $ 1,780,414   $ 1,697,397
  Accounts receivable, net                                                          18,572,100    15,954,275
  Inventories                                                                       18,449,844    12,853,459
  Prepaid expenses                                                                     647,004       429,869
  Deferred tax asset                                                                   836,806       836,806
  Net assets of discontinued wholesale operations                                           --     3,679,502
                                                                                   -----------   -----------
    Total current assets                                                            40,286,168    35,451,308

Property and equipment, net                                                         12,823,998    12,170,193
Other assets, net                                                                    1,140,658     1,020,524
Intangible assets, net                                                              35,585,499    37,848,638
                                                                                   -----------   -----------
Total assets                                                                       $89,836,323   $86,490,663
                                                                                   ===========   ===========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                                           $15,915,587   $13,116,458
  Bank lines of credit                                                               8,636,818     9,099,072
  Accrued expenses                                                                   5,976,640     6,628,207
  Current portion of bank term loan and obligations under capital leases             3,126,148     1,947,361
  Income taxes payable                                                                  44,301       273,255
  Deferred revenues                                                                    907,677       855,729
  Customer deposits                                                                    215,404       257,879
                                                                                   -----------   -----------
    Total current liabilities                                                       34,822,575    32,177,961

Bank term loan, less current portion                                                17,000,000    19,250,000
Obligation under capital leases, less current portion                                  420,965       346,150
Other liabilities                                                                      584,916       372,395
Deferred tax liability                                                                 423,978       423,978
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued
    and outstanding                                                                         --            --
  Common stock, $.01 par value, 50,000,000 shares authorized, 8,749,762
     shares issued and outstanding                                                      87,498        87,498
  Additional paid-in capital                                                        33,716,669    33,716,669
  Retained earnings                                                                  2,779,722       116,012
                                                                                   -----------   -----------
  Total shareholders' equity                                                        36,583,889    33,920,179
                                                                                   -----------   -----------
Total liabilities and shareholders' equity                                         $89,836,323   $86,490,663
                                                                                   ===========   ===========

                             See accompanying notes.

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED APRIL 30,
                                                                    ----------------------------
                                                                        1999         1998
                                                                    -----------   --------------
Net revenues:
  Retail sales                                                      $12,579,955   $11,421,499
  Activation commissions                                             15,780,698    11,320,666
  Residual income                                                     4,994,226     4,128,118
                                                                    -----------   -----------
          Total net revenues                                         33,354,879    26,870,283

Cost of sales                                                        14,288,357    11,479,748
                                                                    -----------   -----------

Gross profit                                                         19,066,522    15,390,535
Operating expenses:
  Selling, general and administrative                                15,545,733    12,291,002
  Depreciation and amortization                                         708,754       414,671
  Amortization of intangible assets                                     588,654       478,394
                                                                    -----------   -----------
          Total operating expenses                                   16,843,141    13,184,067
                                                                    -----------   -----------

Income from continuing operations                                     2,223,381     2,206,468

Interest expense, net                                                   663,796       307,833
                                                                    -----------   -----------

Income from continuing operations before provision for
   income taxes, discontinued operations and extraordinary charge     1,559,585     1,898,635

Provision for income taxes                                              623,834       797,913
                                                                    -----------   -----------

Income from continuing operations before discontinued
   operations and extraordinary charge                                  935,751     1,100,722
Discontinued operations (Note 4):
  Loss from operations of discontinued wholesale division
  (net of taxes)                                                         83,967       351,794
  Loss on disposal of wholesale division (net of taxes)                  27,203            --
                                                                    -----------   -----------

Net income before extraordinary item                                    824,581       748,928

Extraordinary charge on debt retirement (net of taxes)                       --       240,226
                                                                    -----------   -----------

Net income                                                          $   824,581   $   508,702
                                                                    ===========   ===========

EARNINGS PER SHARE
Basic:
  Income per share from continuing operations before
    discontinued operations and extraordinary charge                $      0.10   $      0.13
  Loss per share from operations of discontinued wholesale
    division                                                               0.01          0.04
  Loss per share on disposal of wholesale division                           --            --
  Extraordinary charge per share                                             --          0.03
                                                                    -----------   -----------
  Net income per share                                              $      0.09   $      0.06
                                                                    ===========   ===========


Diluted:
  Income per share from continuing operations before
    discontinued operations and extraordinary charge                $      0.10   $      0.13
  Loss per share from operations of discontinued wholesale
    division                                                               0.01          0.04
  Loss per share on disposal of wholesale division                           --            --
  Extraordinary charge per share                                             --          0.03
                                                                    -----------   -----------
  Net income per share                                              $      0.09   $      0.06
                                                                    ===========   ===========

Weighted average shares outstanding:
  Basic                                                               8,749,762     8,576,728
                                                                    ===========   ===========
  Diluted                                                             8,749,762     8,604,501
                                                                    ===========   ===========



                             See accompanying notes.

             LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                              NINE MONTHS ENDED APRIL 30,
                                                                                           -------------------------------
                                                                                               1999                1998
                                                                                           ------------        -----------
Net revenues:
  Retail sales                                                                             $ 41,479,298        $27,882,650
  Activation commissions                                                                     52,056,664         28,804,420
  Residual income                                                                            13,910,534          8,966,889
                                                                                           ------------        -----------
          Total net revenues                                                                107,446,496         65,653,959

Cost of sales                                                                                47,687,220         29,656,104
                                                                                           ------------        -----------
Gross profit                                                                                 59,759,276         35,997,855
Operating expenses:
  Selling, general and administrative                                                        48,549,973         29,571,880
  Depreciation and amortization                                                               1,976,533            985,150
  Amortization of intangible                                                                  1,908,376          1,438,938
                                                                                           ------------        -----------
          Total operating expenses                                                           52,434,882         31,995,968
                                                                                           ------------        -----------
Income from continuing operations                                                             7,324,394          4,001,887
Interest expense,                                                                             2,123,037          1,052,799
                                                                                           ------------        -----------
Income from continuing operations before provision for income
  taxes, discontinued operations and extraordinary charge                                     5,201,357          2,949,088
Provision for income taxes                                                                    2,119,064          1,303,207
                                                                                           ------------        -----------
Income from continuing operations before discontinued operations
  and extraordinary item                                                                      3,082,293          1,645,881

Discontinued operations (Note 4):
  Loss from operations of discontinued wholesale division
  (net of taxes)                                                                                391,380            725,255
  Loss on disposal of wholesale division (net of taxes)                                          27,203                 --
                                                                                           ------------        -----------
Net income before extraordinary charge                                                        2,663,710            920,626
Extraordinary charge on debt retirement (net of taxes)                                               --            631,584
                                                                                           ------------        -----------
Net income                                                                                 $  2,663,710        $   289,042
                                                                                           ============        ===========

EARNINGS PER SHARE
Basic:
  Income per share from continuing operations before discontinued operations               $       0.35        $      0.22
     and extraordinary charge
  Loss per share from operations of discontinued wholesale division                                0.05               0.10
  Loss per share on disposal of wholesale division                                                   --                 --
  Extraordinary charge per share                                                                     --               0.08
                                                                                           ------------        -----------
  Net income per share                                                                     $       0.30        $      0.04
                                                                                           ============        ===========
Diluted:
  Income per share from continuing operations before discontinued operations               $       0.35        $      0.22
     and extraordinary charge
  Loss per share from operations of discontinued wholesale division                                0.05               0.10
  Loss per share on disposal of wholesale division                                                   --                 --
  Extraordinary charge per share                                                                     --               0.08
                                                                                           ------------        -----------
  Net income per share                                                                     $       0.30        $      0.04
                                                                                           ============        ===========
Weighted average shares outstanding:
  Basic                                                                                       8,749,762          7,381,246
                                                                                           ============        ===========
  Diluted                                                                                     8,749,762          7,390,505
                                                                                           ============        ===========


                             See accompanying notes.

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED APRIL 30,
                                                                                        ----------------------------------
                                                                                           1999                   1998
                                                                                        -----------           ------------
OPERATING ACTIVITIES
Net income                                                                              $ 2,663,710           $    289,042
                                                                                        -----------           ------------
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
   Loss from operations of discontinued wholesale division                                  391,379                725,255
   Loss on disposal of wholesale division                                                    27,203                     --
   Depreciation and amortization                                                          1,976,533                985,152
   Amortization of intangible assets                                                      1,908,376              1,438,938
   Amortization of deferred financing costs                                                  94,958              1,056,999
   Provision for activation adjustments and cancellation losses                                  --                191,158
   Deferred income taxes                                                                         --               (285,246)
   Loss on disposal of property and equipment                                                38,212                     --
Changes in operating assets and liabilities:
   Accounts receivable                                                                   (2,617,825)            (6,483,362)
   Inventories                                                                           (5,596,385)            (5,283,049)
   Prepaid expenses                                                                        (217,135)            (2,200,499)
   Other assets                                                                            (215,092)              (180,092)
   Income tax receivable                                                                         --                291,099
   Trade accounts payable                                                                 2,799,129               (635,205)
   Accrued expenses                                                                        (484,138)             1,630,893
   Other liabilities                                                                        212,521                565,038
   Income taxes payable                                                                      50,102              1,334,603
   Customer deposits                                                                        (42,475)              (507,259)
   Deferred revenues                                                                         51,948               (712,504)
                                                                                        -----------           ------------
 Net cash provided by (used in) continuing operations                                     1,041,021             (7,779,039)
 Net cash provided by (used in) discontinued operations                                   1,619,637             (2,305,521)
                                                                                        -----------           ------------
Total net cash provided by (used in) operations                                           2,660,658            (10,084,560)

INVESTING ACTIVITIES
   Acquisition of Cellular Warehouse, net of cash acquired                                       --            (15,462,797)
   Acquisition of Cellular Unlimited, net of cash acquired                                       --             (1,862,212)
   Acquisition of Cellular USA, net of cash acquired                                             --             (1,395,701)
   Proceeds from sale of NCI                                                              1,549,560                     --
   Purchases of property and equipment                                                   (2,428,733)            (4,984,688)
                                                                                        -----------           ------------
Net cash used in investing activities                                                      (879,173)           (23,705,398)

FINANCING ACTIVITIES
    Proceeds from sale of common stock, net of underwriting costs                                --             22,320,000
    Proceeds from bank term loans                                                                --             21,500,000
    Net proceeds on borrowings under bank lines of credit                                  (462,254)             2,576,715
    Payments on loans payable to shareholder and officers                                        --               (258,100)
    Payments on bank term loan and capital leases                                        (1,236,214)           (13,061,244)
                                                                                        -----------           ------------
Net cash (used in) provided by financing activities                                      (1,698,468)            33,077,371
                                                                                        -----------           ------------
Net increase (decrease) in cash and cash equivalents                                         83,017               (712,587)
Cash and cash equivalents at beginning of period                                          1,697,397              1,080,014
                                                                                        -----------           ------------
Cash and cash equivalents at end of period                                              $ 1,780,414           $    367,427
                                                                                        ===========           ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                                  $ 1,991,830           $    870,495
                                                                                        ===========           ============
Cash paid for income taxes                                                              $ 1,771,035           $     58,795
                                                                                        ===========           ============
Common stock issued to acquire Cellular Warehouse                                                --           $  7,562,500
                                                                                                              ============
Net assets acquired in the acquisition of Cellular Warehouse                                     --           $  5,374,787
                                                                                                              ============
Goodwill as a result of the stock issuance to acquire Cellular Warehouse                         --           $  2,217,713
                                                                                                              ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES

Acquisition of property and equipment under capital leases                              $   239,816                     --
                                                                                        ===========           ============




                             See accompanying notes.

              LET'S TALK CELLULAR & WIRELESS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999
                                   (UNAUDITED)

1-SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Let's Talk Cellular & Wireless, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended July 31, 1998 which are included in the Company's Annual Report on Form 10-K for the year ended July 31, 1998. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended April 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 1999.

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

Certain amounts in the prior years financial statements have been reclassified to conform to the current year's presentation for discontinued operations of the wholesale division.

2-NET INCOME PER SHARE

Basic earnings per share is computed by dividing the Company's net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing the Company's net income by the weighted average number of shares outstanding and the dilutive impact of common stock equivalents. The dilutive impact of common stock equivalents is determined by applying the treasury stock method.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS No.128"), Earnings per Share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS No.128 requirements.

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

4-DISCONTINUED OPERATIONS

On March 9, 1999, the Company made a strategic decision to sell its wholesale operations. This business has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations from all periods presented.

On March 22, 1999, the Company completed the sale of substantially all of the assets of National Cellular, Incorporated, "NCI", a wholly owned subsidiary, together with all the goodwill associated with the business and the right to use the names "NCI" and "National Cellular". The assets included the sale of the inventory of wireless products, records and documents pertaining to its business operations including customer and vendor files, and standard forms used in connection with the operations of the business.

The purchase price of $1,550,000 was received in cash. In computing the loss on the sale, the inventory sold had a carrying value of $1,408,000 on March 22, 1999. The unamortized portion of goodwill in the amount of $187,000 was charged against the disposal and the result, net of an income tax benefit for $18,000 resulted in a loss of $27,000. The cash proceeds were used to paydown the Company's revolving credit line.

Information relating to the discontinued wholesale operations are as follows:


                                            Three Months Ended              Nine Months Ended
                                        -------------------------      --------------------------
                                           1999            1998            1999           1998
                                        ----------     ----------      -----------    -----------
Net revenues........................... $2,556,430     $5,171,814      $13,686,030    $21,050,515
Cost of sales..........................  2,321,110      4,957,384       12,696,761     20,017,811
Gross profit...........................    235,320        214,430          989,269      1,032,704
Selling general and administrative.....    375,265        800,754        1,641,568      2,241,462
                                        ----------     ----------      -----------    -----------
Loss before income taxes...............    139,945        586,324          652,299      1,208,758
Less income tax benefit................     55,978        234,530          260,920        483,503
                                        ----------     ----------      -----------    -----------
  Net loss............................. $   83,967     $  351,794      $   391,380    $   725,255
                                        ==========     ==========      ===========    ===========

The net assets of the discontinued operations were $0 as of April 30, 1999, and $3,680,000 as of July 31, 1998.

5-CONTINGENCIES

The Company and one of its directors and officers and a former director and officer are named as defendants in several class action lawsuits for alleged violations of section 10(b) and 20(a) of the Securities and Exchange Act and SEC Rule 10b-5 which are pending in the U.S. District Court for the Southern District of Florida. The Plaintiffs maintain the Company and the individual defendants committed a fraud on the securities market by artificially inflating the price of the Company's stock. Plaintiffs propose a class period of March 11, 1998 through July 2, 1998, and November 25, 1997 through July 2, 1998 and seek an unspecified amount of damages. The Company will vigorously defend these claims.

The Company is a defendant in various other suits, claims and investigations which arise in the normal course of business. In the opinion of management, the ultimate disposition of the matters described in this paragraph will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.

6-SUBSEQUENT EVENTS

On June 7, 1999, the Company entered into an Agreement to Assign Accounts Receivable, on a recourse basis, to H.I.G. Capital LLC (a Related Party). The agreement provides that the Company can sell up to $2,000,000 of accounts receivable at 98% of the invoice amount. The 98% of the invoice amount, $1,960,000, was paid to the Company on June 7, 1999.

On June 7, 1999, the Company entered into an amendment of its Loan and Security Agreement with the Chase Manhattan Bank which deferred the required reduction period, whereby the Company is required to reduce all outstanding advances under the revolving line of credit to not more than $9 million for the period from March 1, 2000 through and including April 15, 2000. In addition, the cap on eligible inventories used in computing the availability under the revolving credit facility was temporarily increased on a scale beginning on April 30, 1999 and ending on December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a leading specialty retailer of cellular and wireless products, services and accessories in the United States, with 266 stores located in 23 states, the District of Columbia and Puerto Rico as of April 30, 1999. The Company's stores, located predominantly in regional shopping malls and power strip centers, seek to offer one-stop shopping for consumers to purchase cellular, personal communication systems ("PCS"), paging internet, satellite, and other wireless products and services and related accessories. The Company's business strategy is to offer the most extensive assortment of wireless products and services at everyday low prices supported by knowledgeable customer service, through conveniently located and attractively designed stores.

The Company presently plans to open a total of 30-35 new stores in Fiscal 1999, as of the close of the third quarter, 26 new stores were opened. To handle the existing store base as well as expansion, management has been building the infrastructure necessary to support a growing chain of stores. In November 1998, the Company hired David Eisenberg as Co-Chairman of the Board of Directors and Chief Executive Officer. Mr. Eisenberg brings over 40 years of retail experience, most recently with Chief Auto Parts, to the Company. Further, the Company has continued to strengthen its senior executive team with the addition of several new and well-seasoned executives in key areas, including Purchasing and Distribution, Operations, Information Systems, and Human Resources as well as strengthening its field structure with the addition of regional managers. As the Company continues to expand through new store openings, it expects to leverage these investments and improve margins through economies of scale.

The Company's revenues are generated principally from three sources:

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

         (iii) RESIDUAL INCOME. The Company receives monthly payments made by certain cellular carriers and pager customers. Cellular residual payments are based upon a percentage (usually 3-6%) of the customers' monthly service charges and are recognized as income.Pager residual payments are received on a monthly basis directly from pager customers for the pager airtime that the Company buys wholesale from paging carriers and then resells to individuals and small businesses.

Comparable stores sales include only stores owned and operated by the Company for at least 12 full months and are comprised of retail sales and activation commissions, as residual income is not allocated among stores.

Historically, retail sales have accounted for most of the Company's net revenues. As sales of discounted and "free" cellular phones designed to attract new subscribers have increased significantly, the number of activations has increased and activation commissions have become increasingly significant to the Company's net revenues. Activation commissions for the Company were $52.1 million and $28.8 million for the nine months ended April 30, 1999 and 1998, respectively. In fiscal 1997, the Company made a strategic decision to accept increased activation commissions in connection with certain new carrier agreements in lieu of monthly residual payments to optimize cash flow and to facilitate the Company's growth strategy. As a result, management believes that activation commissions may account for an increased share of the Company's future net revenues relative to residual income.

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

RESULTS OF CONTINUING OPERATIONS

QUARTER ENDED APRIL 30, 1999 COMPARED TO QUARTER ENDED APRIL 30, 1998

TOTAL NET REVENUES increased $6.5 million, or 24.1% to $33.4 million in the third quarter of fiscal 1999 from $26.9 million in the third quarter of fiscal 1998. The increase in revenues is due to the increases in the number of retail locations , and to the acquisition of Sosebee Enterprises, Inc. and Cellular Warehouse, Inc. (collectively "CWI") effective March 1, 1998 and the resulting inclusion of a full three months of CWI's operations in the Company's consolidated revenues for the third quarter of fiscal 1999. Retail sales increased $1.2 million, or 10.1% to $12.6 million from $11.4 million, activation commissions increased $4.5 million, or 39.4% to $15.8 million from $11.3 million and residual income increased $.9 million, or 21% to $5.0 million from $4.1 million. Comparable store sales increased 348,000, or 1.7% to $20.8 million from $20.4 million. The Company had 266 stores open at April 30, 1999 as compared to 230 at 31 April 30, 1998.

GROSS PROFIT increased $3.7 million, or 23.9% to $19.1 million in the third quarter of fiscal 1999 from $15.4 million for the third quarter of fiscal 1998. As a percentage of total net revenues, gross profit was 57.2% and 57.3% for third quarter of fiscal 1999 and 1998, respectively.

SELLING, GENERAL AND ADMINISTRATIVE expenses increased $3.3 million, or 26.5% to $15.5 million for the third quarter of fiscal 1999 from $12.3 million in the third quarter of fiscal 1998. As a percentage of total net revenues, selling, general and administrative expenses increased to 46.6% during the third quarter of fiscal 1999 from 45.7% in the third quarter of fiscal 1998. The Company has incurred additional expenses relating to the hiring of additional senior personnel to support the operations of the Company as well as future growth.

AMORTIZATION OF INTANGIBLE ASSETS increased $111,000, or 23% to $589,000 in the third quarter of fiscal 1999 from $478,000 in the third quarter of fiscal 1998. The increase in amortization of intangible assets is a result of a full three months of amortization relating to the acquisition of CWI for the third quarter of Fiscal 1999. The CWI acquisition had an effective date of March 1, 1998.

INCOME FROM CONTINUING OPERATIONS increased $17,000, or .8% to $2.2 million in the third quarter of fiscal 1999 from $2.2 million in the third quarter of fiscal 1998 and decreased as a percentage of total net revenues to 6.7% from 8.2%.

INTEREST EXPENSE, NET increased $356,000, or 115.6% to $664,000 in the third quarter of fiscal 1999 from $308,000 in the third quarter of fiscal 1998 primarily due to increased bank borrowings used to finance the Company's expansion.

PROVISION FOR INCOME TAX was $624,000 in the third quarter of fiscal 1999 as compared to $798,000 in the third quarter of fiscal 1998.

NET INCOME was $825,000 in the third quarter of fiscal 1999 compared to $509,000 in the third quarter of fiscal 1998.

NINE MONTHS ENDED APRIL 30, 1999 COMPARED TO NINE MONTHS ENDED APRIL 30, 1998

TOTAL NET REVENUES increased $41.7 million, or 63.7% to $107.4 million in the nine months ended April 30, 1999 from $65.7 million in the nine months ended April 30, 1998. The increase in revenues is due to the increase in the number of retail locations, and to the acquisitions of USA and Unlimited, effective November 1, 1997, and of CWI effective March 1, 1998 and the resulting inclusion of the acquired entities' operations in the Company's consolidated revenues for the nine months ended April 30, 1999. Retail sales increased $13.6 million, or 48.8% to $41.5 million from $27.9 million, activation commissions increased $23.3 million, or 80.7% to $52.1 million from $28.8 million and residual income increased $4.9 million, or 55.1% to $13.9 million from $9.0 million. Comparable store sales decreased $1.0 million, or 1.9% to $52.3 million from $53.4 million. The increase in residual income was due to the inclusion of CWI's residual income ($4.3 million for the nine months ended April 30, 1999) and the increase in the number of activations resulting from the various acquisitions and the Company's store expansion.

GROSS PROFIT increased $23.8 million, or 66% to $59.8 million in the nine months ended April 30, 1999 from $36.0 million for the nine months ended April 30, 1998. As a percentage of total net revenues, gross profit increased to 55.6% from 54.8%.

SELLING, GENERAL AND ADMINISTRATIVE expenses increased $18.9 million, or 64.2% to $48.5 million for the nine months ended April 30, 1999 from $29.6 million in the nine months ended April 30, 1998. As a percentage of total net revenues, selling, general and administrative expenses increased to 45.2% during the nine months ended April 30, 1999 from 45.0% in the nine months ended April 30, 1998. Included in the nine months ended April 30,1999 is a $450,000 charge in connection with the settlement agreement with a former officer of the Company. In addition, general and administrative expenses have increased due to the expansion of the infrastructure.

AMORTIZATION OF INTANGIBLE ASSETS increased $469,000, or 32.6% to $1.9 million in the nine months ended April 30, 1999 from $1.4 million in the nine months ended April 30, 1998. The increase in amortization of intangible assets is a result of a full year of amortization relating to the USA, Unlimited and CWI acquisitions.

INCOME FROM CONTINUING OPERATIONS increased $3.3 million, or 83.0% to $7.3 million in the nine months ended April 30, 1999 from $4.0 million in the nine months ended April 30, 1998 and increased as a percentage of total net revenues to 6.8% from 6.1%.

INTEREST EXPENSE, NET increased $1.0 million, or 101.7% to $2.1 million in the nine months ended April 30, 1999 from $1.1 million in the nine months ended April 30, 1998 primarily due to increased bank borrowings used to finance the Company's expansion.

PROVISION FOR INCOME TAX was $2.1 million in the nine months ended April 30, 1999 as compared to $1.3 million in the nine months ended April 30, 1998.

NET INCOME was $2.7 million in the nine months ended April 30, 1999 as compared to $289,000 in the nine months ended April 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements have been primarily to fund acquisitions, support its increased inventory requirements and build-out costs for new store expansion. The Company has financed its liquidity needs through a combination of borrowings, capital contributions, stock issuances and cash provided by operations.

The Company has a Loan and Security Agreement with The Chase Manhattan Bank, establishing a revolving credit facility for up to $13.5 million and a term loan of $21.5 million (the "Credit Facility"). The Credit Facility expires in January 2004 and is secured by substantially all of the Company's assets. The revolving credit facility's availability is based on a formula of eligible receivables and inventories, and as of April 30, 1999, the Company has an additional $2.0 million available for borrowing. Advances under the revolving credit line bear interest at prime plus .75% and/or LIBOR plus 2.5% (a weighted average of 8.01% at April 30, 1999). This facility was used to finance the acquisition of CWI, refinance existing bank debt and for working capital. The Credit Facility was amended effective June 7, 1999 to defer the required reduction period, whereby the Company is required to reduce all outstanding advances under the revolving line of credit to not more than $9 million for the period from March 1, 2000 through and including April 15, 2000. In addition, the cap on eligible inventories used in computing the availability under the revolving credit facility was temporarily increased on a scale beginning on April 30, 1999 and ending on December 31, 1999.

The Company's working capital increased $2.2 million to $5.5 million at April 30, 1999 from $3.3 million at July 31, 1998. Accounts receivable and inventory increased $8.2 million to $37.0 million at April 30, 1999 from $28.8 million at July 31, 1998. This increase was partially offset by an increase in accounts payable of $2.8 million to $15.9 million at April 30, 1999 from $13.1 million at July 31, 1998.

On June 7, 1999, in order to meet its liquidity needs, the Company entered into an Agreement to Assign Accounts Receivable, on a recourse basis, to H.I.G. Capital LLC (a Related Party). The agreement provides that the Company can sell up to $2,000,000 of accounts receivable at 98% of the invoice amount. The 98% of the invoice amount, $1,960,000, was paid to the Company on June 7, 1999. The Company anticipates that borrowings under the Credit Facility will be sufficient to meet currently foreseeable liquidity requirements.

The Company's net cash provided by continuing operating activities increased to $1.0 million for the nine months ended April 30, 1999 compared to net cash used in operating activities of ($7.8 million) for the nine months ended April 30, 1998. The increase in net cash provided by operating activities resulted primarily from an increase in inventories and accounts receivable partially offset by an increase in current liabilities reflecting the growth in the Company's operations. The Company's net cash provided by discontinued operations increased to $1.0 million for the nine months ended April 30, 1999 compared to net cash used in discontinued operations of ($2.3 million) for the nine months ended April 30, 1998.

The Company's net cash used in investing activities decreased to $879,000 for the nine months ended April 30, 1999 from $23.7 million in the nine months ended April 30, 1998. The decrease in cash used in investing activities was primarily attributable to a reduction of capital expenditures for new stores, and the acquisition of Cellular Warehouse in the prior year.

The Company's net cash (used in) provided by financing activities decreased to ($1.7) million in the nine months ended April 30, 1999 from net cash provided by financing activities of $33.1 million in the nine months ended April 30, 1998 primarily as a result of the Company's IPO.

YEAR 2000

The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 issue is the result of the computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time/date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Company presently believes that, with modifications to existing software and hardware and the purchase of new software, the Year 2000 issue will not pose significant operations problems for the Company's systems as so modified and converted. The Company has already installed Year 2000 complaint financial software, pager billing system, and plans to complete the update of its purchase order and point-of-sale systems by October 1999. All of the software and computer systems used by the Company are commercially available and therefore, the Company believes that the cost of becoming Year 2000 compliant will not be material and is not expected to exceed $100,000 in fiscal 1999.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS No. 131"). SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated statement of operations, financial condition or cash flows.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

              See Note 5 to the Condensed Consolidated Financial Statements for the Quarter Ended April 30, 1999.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

               Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable.

ITEM 5. OTHER INFORMATION

               Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits-

                   10.18 Amendment No. 4 to the Loan and Security Agreement,
                         dated June 7, 1999, by and among the Company and certain of its subsidiaries, certain lenders and The Chase Manhattan Bank, as Agent.

                   10.19 Agreement to sell accounts receivable, entered into as of June 7, 1999, by and among Let's Talk Cellular & Wireless, Inc., a Florida corporation ("LTC"), H.I.G Capital LLC ("HIG"), and The Chase Manhattan Bank as agent for the Lenders ("Agent").

                   10.20 Assignment of Accounts Receivable, dated June 7, 1999, between Let's Talk Cellular & Wireless, Inc., and H.I.G. Capital LLC.

                   10.21 Asset Purchase Agreement, entered into effective as of
                         March 12, 1999, is by and between National Cellular, Incorporated, a Texas corporation ("Seller"), and National Cellular Investors, L.P., a Texas limited partnership ("Buyer").

                   10.22 Letter Agreement dated March 20, 1999, amending the
                         Amended and Restated Employment Agreement between, dated April 30, 1998 between the Company and Ronald Koonsman.

                    27.1 Financial Data Schedule

               (b) The Company filed a form 8-K on march 15, 1999, providing a consolidated balance sheet as of February 28, 1999, at the request of the Nasdaq National Market.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LET'S TALK CELLULAR & WIRELESS, INC.



June 14, 1999                 By:  /s/ David H. Eisenberg
                                   --------------------------
                                   DAVID H. EISENBERG
                                   Chief  Executive  Officer and Co-Chairman of
                                   the Board



June 14, 199 9                By:  /s/ Brett Beveridge
                                   --------------------------
                                   BRETT BEVERIDGE
                                   President and Co-Chairman of the Board



June 14, 1999                 By:  /s/ Daniel Cammarata
                                   -----------------------------
                                   DANIEL CAMMARATA
                                   Chief Financial Officer